Form 10-Q
period 2022-03-31
Entrada Therapeutics, Inc.
filed 2022-05-12
CIK 1689375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-40969
____________________________
ENTRADA THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	81-3983399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6 Tide Street
Boston, MA	02210
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (857) 520-9158
____________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2022, the registrant had 31,365,567 shares of common stock, $0.0001 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (Quarterly Report) contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that are based on our management’s belief and assumptions and on information currently available to our management. These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
•the initiation, timing, progress, results and costs of conducting our research and development programs and our current and future preclinical studies and anticipated clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our current and future programs;
•the ability of our preclinical studies and clinical trials to demonstrate safety and efficacy of our therapeutic candidates, and other positive results;
•the beneficial characteristics, and the potential safety, efficacy and therapeutic effects of our therapeutic candidates;
•the timing, scope and likelihood of regulatory filings and approvals, including timing of Investigational New Drug applications (INDs) and final U.S. Food and Drug Administration (FDA) approval of our current therapeutic candidates or any future therapeutic candidates;
•the timing, scope or likelihood of foreign regulatory filings and approvals;
•the ability to leverage our proprietary EEV Platform to efficiently develop additional therapeutic candidates, including by applying learnings from one program to other programs and from one indication to our other indications;
•our estimates of the number of patients that we will enroll and our ability to initiate, recruit and enroll patients in and conduct and successfully complete clinical trials at the pace that we project;
•the costs of manufacturing and our ability to scale-up our manufacturing and processing approaches to appropriately address our anticipated commercial needs, which will require significant resources;
•our ability to establish or maintain collaborations or strategic relationships and the ability and willingness of our third-party strategic collaborators to undertake research and development activities relating to our therapeutic candidates and discovery programs;
•our ability to obtain funding for our operations necessary to complete further development and commercialization of our therapeutic candidates;
•our ability to take advantage of expedited regulatory pathways for our therapeutic candidates;
•our ability to obtain and maintain regulatory approval of our therapeutic candidates;
•the implementation of our business model, and strategic plans for our business, therapeutic candidates, and technology;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our therapeutic candidates and other therapeutic candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property;
•rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
•the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;
•our financial performance and estimates of our future expenses, revenues, capital requirements, use of our cash reserves, and our needs for additional financing;
•future agreements with third parties in connection with the development and commercialization of our therapeutic candidates and any other approved product;
•the rate and degree of market acceptance and the size and growth potential of the markets for our therapeutic candidates, and our ability to serve those markets;
•our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•our ability to produce our therapeutic candidates with advantages in turnaround times or manufacturing cost;
•our competitive position and the success of competing therapies that are or may become available;
•our need for and ability to attract and retain key scientific, management and other personnel and to identify, hire and retain additional qualified professionals;
•our expectations regarding the period during which we will remain an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the JOBS Act);
•our anticipated use of our existing resources;
•the effect of the ongoing coronavirus, or COVID-19, pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials; and
•other risks and uncertainties, including those listed under the caption “Risk Factors.”
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

SUMMARY OF MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties and are subject to change based on various factors, including those highlighted in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report). These risks include, but are not limited to, the following:
•We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
•We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.
•We are early in our development efforts. We have not initiated clinical studies, and as a result it will be years before we commercialize a therapeutic candidate, if ever. If we are unable to identify and advance therapeutic candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.
•Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead EEV therapeutic candidate, ENTR-601-44. Delay or failure to advance programs or modalities, including ENTR-601-44 could adversely impact our business.
•Our EEV therapeutic candidates are based on a novel therapeutic approach, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.
•Preclinical and clinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies are not necessarily predictive of the results of later preclinical studies and any clinical trials of our therapeutic candidates. We have not tested any of our therapeutic candidates in clinical trials and our therapeutic candidates may not have favorable results in clinical trials, if any, or receive regulatory approval on a timely basis, if at all.
•Substantial delays in the commencement, enrollment or completion of our planned clinical trials or failure to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities could prevent us from commercializing any therapeutic candidates we determine to develop on a timely basis, if at all.
•Our approach to the discovery and development of therapeutic candidates based on our EEV Platform is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our therapeutic candidates or render our EEV Platform obsolete.
•We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, research and preclinical and clinical testing, and these third parties may not perform satisfactorily or, dedicate adequate resources to meet our needs, or may be unable to acquire the necessary supplies to perform successfully.
•We face significant competition, and if our competitors develop technologies or therapeutic candidates more rapidly than we do or their technologies are more effective, our business and our ability to develop and successfully commercialize products may be adversely affected.
•We expect to expand our development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•While we will attempt to diversify our risks by developing one or more programs in each modality, there are risks that are unique to each modality and risks that are applicable across modalities. These risks may impair our ability to advance one or more of our programs in clinical development, obtain regulatory approval, or ultimately commercialize our programs, or cause us to experience significant delays in doing so, any of which may materially harm our business.
•If we are unable to obtain and maintain patent protection for our EEV Platform, therapeutic development programs and other proprietary technologies we develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our therapeutic programs and other proprietary technologies we may develop may be adversely affected.
•Our future success depends on our ability to retain key employees and to attract, retain and motivate qualified personnel.
•The market price of our common stock may be volatile, and investors could lose all or part of their investment.

•Unstable market and economic conditions may have adverse consequences for our business, financial condition and stock price.
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$84,640	$291,064
Marketable securities	179,262	—
Prepaid expenses and other current assets	8,810	7,636
Total current assets	272,712	298,700
Property and equipment, net	7,197	6,261
Restricted cash	3,950	—
Right-of-use assets, operating leases	31,409	—
Other non-current assets	1,434	872
Total assets	$316,702	$305,833
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,931	$706
Accrued expenses and other current liabilities	4,524	6,013
Operating lease obligations, current portion	7,971	—
Total current liabilities	15,426	6,719
Operating lease obligations, non-current	23,885	—
Deferred rent, net of current portion	—	396
Total liabilities	39,311	7,115
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $0.0001; 150,000,000 shares authorized; 31,360,983 shares issued and 31,264,451 shares outstanding as of March 31, 2022 and 31,336,092 shares issued and 31,224,336 shares outstanding as of December 31, 2021.	3	3
Additional paid‑in capital	394,263	392,384
Accumulated other comprehensive loss	(1,535)	—
Accumulated deficit	(115,340)	(93,669)
Total stockholders’ equity	277,391	298,718
Total liabilities and stockholders’ equity	$316,702	$305,833
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Operating expenses:
Research and development	$15,718	$6,223
General and administrative	6,433	2,170
Total operating expenses	22,151	8,393
Loss from operations	(22,151)	(8,393)
Other income:
Interest and other income, net	480	13
Total other income, net	480	13
Net loss	$(21,671)	$(8,380)
Net loss per share attributable to common stockholders, basic and diluted	$(0.69)	$(6.67)
Weighted‑average common shares outstanding, basic and diluted	31,246,916	1,256,487
Other comprehensive loss:
Unrealized loss on marketable securities	(1,535)	—
Total other comprehensive loss	(1,535)	—
Total comprehensive loss	$(23,206)	$(8,380)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	85,299,885	$81,658	1,244,139	$—	$1,021	$—	$(42,511)	$(41,490)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $420	53,522,099	115,831	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	16,453	—	29	—	—	29
Vesting of restricted common stock	—	—	4,326	—	—	—	—	—
Vesting of early exercised options	—	—	6,529	—	8	—	—	8
Stock‑based compensation	—	—	—	—	164	—	—	164
Net loss	—	—	—	—	—	—	(8,380)	(8,380)
Balances at March 31, 2021	138,821,984	$197,489	1,271,447	$—	$1,222	$—	$(50,891)	$(49,669)

Balances at December 31, 2021	—	$—	31,224,336	$3	$392,384	$—	$(93,669)	$298,718
Issuance of common stock upon exercise of stock options	—	—	24,891	—	50	—	—	50
Vesting of early exercised options	—	—	15,224	—	35	—	—	35
Stock‑based compensation	—	—	—	—	1,794	—	—	1,794
Other comprehensive loss	—	—	—	—	—	(1,535)	—	(1,535)
Net loss	—	—	—	—	—	—	(21,671)	(21,671)
Balances at March 31, 2022	—	$—	31,264,451	$3	$394,263	$(1,535)	$(115,340)	$277,391
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(21,671)	$(8,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	390	199
Stock‑based compensation expense	1,794	164
Amortization of premiums and discounts on marketable securities, net	142	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,670)	(66)
Right-of-use assets, operating leases	1,582	—
Other non-current assets	(562)	23
Accounts payable	2,061	(268)
Accrued expenses and other current liabilities	(1,526)	(510)
Operating lease liabilities	(1,531)	—
Deferred rent	—	502
Net cash used in operating activities	(20,991)	(8,336)
Cash flows from investing activities:
Purchases of property and equipment	(594)	(908)
Purchases of marketable securities	(182,653)	—
Maturities of marketable securities	1,714	—
Net cash used in investing activities	(181,533)	(908)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	116,248
Proceeds from exercise of stock options	50	29
Proceeds from the early exercise of stock options	—	108
Net cash provided by financing activities	50	116,385
Net increase (decrease) in cash, cash equivalents, and restricted cash	(202,474)	107,141
Cash, cash equivalents, and restricted cash at beginning of period	291,064	39,045
Cash, cash equivalents, and restricted cash at end of period	$88,590	$146,186
Supplemental cash flow disclosures:
Deferred financing costs in accounts payable and accrued expenses	$—	$418
Purchases of lessor-owned assets in accrued expenses	$370	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$391	$462
Right-of-use assets obtained in exchange for operating lease liabilities	$32,991	$—
Transfer of deposits for equipment from operating to investing cash flows	$495	$—
Vesting of options early exercised subject to repurchase	$35	$8
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Nature of the Business
Organization
Entrada Therapeutics, Inc. (Entrada or the Company) aims to transform the lives of patients by establishing Endosomal Escape Vehicle (EEVTM) therapeutics as a new class of medicines and aims to become the world’s foremost intracellular therapeutics company. The Company was incorporated in Delaware on September 22, 2016 and its principal offices are located in Boston, Massachusetts.
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
In accordance with Accounting Standards Codification (ASC) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company has incurred losses since its inception, including losses of $21.7 million and $8.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had an accumulated deficit of $115.3 million. To date, the Company has funded its operations primarily through the sale of equity securities. The Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities of $263.9 million as of March 31, 2022 will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its business strategy and may pursue additional cash resources through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing, or other arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed or on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
2. Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (Annual Report), except as noted immediately below.
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements, except for the adoption of ASU No. 2016-02 Leases (Topic 842), as discussed further in Recently Adopted Accounting Pronouncements and Note 11 Leases. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted, as is permitted by GAAP. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2022, and results of operations for the interim periods ended March 31, 2022 and 2021.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2021 and 2020, and the notes thereto, included in the Company’s Annual Report.
Restricted Cash
Restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities located at One Design Center Place, Boston, Massachusetts. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$84,640	$291,064
Restricted cash	3,950	—
Total cash, cash equivalents and restricted cash	$88,590	$291,064
Marketable Securities
Investments in marketable securities are classified as available-for-sale. Available-for-sale securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ equity. Premiums or discounts from par value are amortized to investment income over the life of the underlying investment. All of the Company’s available-for-sale securities are available to the Company for use in current operations. As a result, the Company classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. Realized gains and losses are determined using the specific identification method and are included in other income.
The Company reviews investments in marketable securities for other-than-temporary impairment whenever the fair value of the investment is less than the cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has an intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and duration of the impairment and changes in value subsequent to the end of the period. To date, the Company has not recorded any credit losses on its available-for-sale securities.
Comprehensive Loss
Comprehensive loss includes net loss and other comprehensive income (loss). For the three months ended March 31, 2022, comprehensive loss consists of net loss and changes in unrealized gains and losses on marketable securities. Comprehensive loss was equal to net loss for the three months ended March 31, 2021.
Recently Adopted Accounting Pronouncements
ASU No. 2016-02, Leases (Topic 842)
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes all existing lease guidance. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. The new standard requires lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. Lessees are required to classify leases as either finance or operating leases. If the lease is effectively a financed-purchase by the lessee, the lease is classified as a financing lease; otherwise the lease is classified as an operating lease. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Topic 842 provides accounting guidance for transactions that meet specific criteria for a leaseback transaction. If the criteria are not met, the transaction is considered a “failed sale” and the transaction must be accounted for as a financing arrangement. For EGCs, such as the Company, ASU 2016-02, as amended, is effective for annual reporting periods beginning after December 15, 2021 and interim periods within those fiscal years, with early adoption permitted.
Prior to January 1, 2022, the Company accounted for leases pursuant to ASC 840, Leases. At lease inception, the Company determined if an arrangement was an operating or capital lease. For operating leases, the Company recognized rent expense, inclusive of rent escalations, holidays and lease incentives, on a straight-line basis over the lease term. The difference between rent expense recorded and the amount paid was recorded as deferred rent. The Company classified deferred rent as current and non-current liabilities based on the portion of the deferred rent that was scheduled to mature within the next twelve months.
Effective January 1, 2022, the Company adopted ASC 842 using the modified retrospective approach and utilizing the effective date as its date of initial application.
At contract inception, the Company determines whether an arrangement contains a lease based on the unique facts and circumstances present in the arrangement. The lease is assessed for classification as either an operating or finance lease at the lease commencement date, defined as the date on which the leased asset is made available for use by the Company, based on the economic characteristics of the lease. The Company has elected to apply the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or the capitalization of initial direct costs for any existing leases. The Company has elected to take advantage of the short-term lease exemption, which allows for only leases with a term greater than one year to be recognized on the condensed consolidated balance sheets as right-of-use assets, classified as non-current assets, and operating lease liabilities, classified as current and non-current liabilities. Operating lease expense is recognized on a straight-line basis over the lease term.
Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. To estimate its incremental borrowing rate, a credit rating applicable to the Company is estimated using a synthetic credit rating analysis since the Company does not currently have a rating agency-based credit rating. In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates. Prospectively, the Company will adjust the right-of-use assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.
Components of a lease are split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) are allocated based on the respective relative fair values to the lease components and non-lease components. The Company has elected to account for lease and associated non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only.
Assumptions made by the Company at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease. The Company assesses its right-of-use assets for impairment in a manner consistent with its assessment for long-lived assets held and used in operations.

As a result of the adoption of ASC 842, the Company recorded (i) an operating lease liability of $33.4 million determined using an incremental borrowing rate as of the effective adoption date and (ii) an operating lease right-of-use asset of $33.0 million, net of the unamortized balance of prepaid/accrued rent as of the transition date. There was no impact to the Company’s results of operations and cash flows from operations.
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends certain aspects of the existing guidance to improve consistent application. For EGCs, such as the Company, ASU 2019-12 is effective beginning January 1, 2022, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2022. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations upon adoption.
3. Marketable Securities
The following is a summary of the Company's investment portfolio at March 31, 2022 (in thousands). The Company did not have any marketable securities as of December 31, 2021.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$95,545	$—	$304	$95,241
Corporate debt securities	22,882	—	239	22,643
Total securities with a maturity of one year or less	$118,427	$—	$543	$117,884

U.S. government agency securities and treasuries	34,684	—	508	34,177
Corporate debt securities	27,686	—	484	27,201
Total securities with a maturity of one to two years	$62,370	$—	$992	$61,378
Total available-for-sale securities	$180,797	$—	$1,535	$179,262
As of March 31, 2022, the Company had 38 securities with a total fair market value of $179.3 million in an unrealized loss position, of which none were in a continuous unrealized loss position for more than twelve months. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and primarily related to the change in market interest rates since purchase, and believes that it is more likely than not that it will be able to hold its debt securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity.
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the three months ended March 31, 2022.

4. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents	$84,390	$—	$—	$84,390
Marketable securities:
U.S. government agency securities and treasuries	—	129,418	—	129,418
Corporate bonds	—	49,844	—	49,844
Total	$84,390	$179,262	$—	$263,652

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents	$290,814	$—	$—	$290,814
Total	$290,814	$—	$—	$290,814
Cash equivalents consisted of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. The Company measures its marketable securities at fair value on a recurring basis using inputs that are observable or can be corroborated by observable market data and classifies those instruments within Level 2 of the fair value hierarchy.
5. Property and Equipment, Net
Property and equipment, net consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Laboratory equipment	$6,773	$5,988
Furniture and fixtures	161	96
Computer equipment	43	37
Leasehold improvements	1,556	1,556
Construction in progress	470	—
Total property and equipment	9,003	7,677
Less: Accumulated depreciation	(1,806)	(1,416)
Property and equipment, net	$7,197	$6,261
Depreciation expense for the three months ended March 31, 2022 and 2021 was $0.4 million and $0.2 million, respectively.

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Employee compensation and benefits	$1,630	$4,077
External research and development expenses	1,616	1,032
General and administrative professional service expenses	744	419
Other	534	485
Total accrued expenses and other current liabilities	$4,524	$6,013
7. Common Stock and Preferred Stock
Common Stock
As of March 31, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share.
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance as of:

	March 31, 2022	December 31, 2021
Exercise of outstanding stock options	4,412,667	3,461,870
Vesting of outstanding restricted stock	297,754	—
Future awards under the 2021 Stock Option and Incentive Plan	2,818,786	2,843,255
Future awards under the 2021 Employee Stock Purchase Plan	591,055	278,762
Total shares of authorized common stock reserved for future issuance	8,120,262	6,583,887
Preferred Stock
As of March 31, 2022 and December 31, 2021, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, $0.0001 par value, in one or more series and to fix the rights, preferences, privileges and restrictions thereof. As of March 31, 2022 and December 31, 2021, there were no shares of undesignated preferred stock issued or outstanding.

8. Stock-Based Compensation
2021 Plan
The total shares of common stock authorized for issuance under the 2021 Stock Option and Incentive Plan (2021 Plan) increased from 3,986,270 as of December 31, 2021 to 5,246,076 as of March 31, 2022 due to the automatic annual increase provision.
2021 Employee Stock Purchase Plan
The total shares of common stock authorized for issuance under the 2021 Employee Stock Purchase Plan (2021 ESPP) increased from 278,762 as of December 31, 2021 to 591,055 as of March 31, 2022 due to the automatic annual increase provision within the 2021 ESPP. No offering periods have commenced under the 2021 ESPP.
2016 Plan
The total shares of common stock authorized for issuance under the 2016 Plan as of March 31, 2022 and December 31, 2021 were 2,283,131 shares and 2,318,855 shares, respectively.
Stock-Based Compensation
Stock-based compensation expense recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expenses	$704	$56
General and administrative expenses	1,090	108
Total	$1,794	$164
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted during the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Risk‑free interest rate	1.61%	0.63%
Expected volatility	70%	76%
Expected dividend yield	—	—
Expected term (in years)	6.06	6.04
Early Exercise of Unvested Stock Options
Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in current liabilities on the balance sheet. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. Vesting can occur in the year of exercise and thereafter. There were 96,532 and 111,756 unvested shares related to early exercises of stock options as of March 31, 2022 and December 31, 2021, respectively. As of each of March 31, 2022 and December 31, 2021, the liability associated with the unvested early exercise of stock options was $0.3 million.

Stock Options
The following table summarizes the Company’s stock option activity during the three months ended March 31, 2022:

	Number of Shares	Weighted‑ Average Exercise Price

Outstanding as of December 31, 2021	3,461,870	$10.38
Granted	999,315	11.67
Exercised	(24,891)	2.00
Forfeited	(23,627)	10.73
Outstanding as of March 31, 2022	4,412,667	$10.72
Exercisable as of March 31, 2022 (1)	2,385,606	$6.25
(1)This represents the number of vested and unvested options exercisable as of March 31, 2022.
The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2022 and 2021 was $7.39 per share and $1.61 per share, respectively. As of March 31, 2022, there was $26.4 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.
Restricted Stock Units
During the three months ended March 31, 2022, restricted stock units (RSUs) were granted to employees with vesting conditions based on continued service over time. Accordingly, stock-based compensation expense for such awards is recognized using a straight-line attribution model over the vesting term of each RSU. The fair value of each RSU is based on the closing price of the Company's common stock on the date of grant.
A summary of restricted stock activity during the three months ended March 31, 2022 is as follows:

	Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested as of December 31, 2021	—	$—
Issued	302,279	11.57
Forfeited	(4,525)	11.57
Unvested as of March 31, 2022	297,754	$11.57
As of March 31, 2022, there was $3.4 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 3.6 years.
9. Income Taxes
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

10. Commitments and Contingencies
The Company's commitments, including significant license agreements, are disclosed in Note 9 Commitments and Contingencies in the audited financial statements for the year ended December 31, 2021, and notes thereto, included in the Company’s Annual Report. Since the date of those financial statements, there have been no changes to its commitments except those discussed in Note 11 Leases.
11. Leases
The Company’s operating lease activity is comprised of non-cancelable facility leases for office and laboratory space in Boston, Massachusetts. In February 2020, the Company entered into an operating lease for 26,235 square feet of office and laboratory space in Boston, Massachusetts. In June 2021, the Company entered into amendments to the operating lease for 8,631 square feet of additional office and laboratory space at its location in Boston, Massachusetts. The terms of the amendments begin between July 2021 and March 2022 and run co-terminus with the existing lease. The Company has the option to terminate the lease and amendments after November 30, 2023 without penalty. Consistent with the conclusion under ASC 840, it is not probable that the Company will exercise this option to terminate the lease early and, therefore, lease payments through November 2025 are included in the right-of-use asset and lease liabilities in the condensed consolidated balance sheets. The Company paid a security deposit of $0.8 million, which is recorded as a component of other non-current assets in the accompanying condensed consolidated balance sheets.
The components of operating lease cost were as follows (in thousands):

Three Months Ended March 31, 2022
Operating lease cost	$1,890
Variable lease cost	—
Total lease cost	$1,890
Supplemental information related to operating leases was as follows:

Other information	Three Months Ended March 31, 2022
Operating cash flows used for operating leases (in thousands)	$1,839
Weighted average remaining lease term	3.7 years
Weighted average discount rate	3.81%
Future payments due under operating leases as of March 31, 2022 were as follows (in thousands):

Maturity of Lease Liability	As of March 31, 2022
2022 (excluding the three-months ended March 31, 2022)	$6,735
2023	9,219
2024	9,494
2025	8,650
Thereafter	—
Total lease payments	$34,098
Less: imputed interest	(2,242)
Present value of operating lease liabilities	$31,856
On March 16, 2022, the Company and IDB 17-19 Drydock Limited Partnership, as landlord (Landlord), entered into a lease agreement (IDB Lease) with respect to approximately 81,442 square feet of office and laboratory space (Premises) in Boston, Massachusetts, which, when available for occupancy, will become the Company’s new consolidated headquarters location and supplement its existing space in Massachusetts. The Premises have not been made available to the Company as of March 31, 2022 and the lease is therefore excluded from the table above, as the IDB Lease has not commenced.
The term of the IDB Lease commences the date upon which the Landlord tenders possession of the Premises to the Company following the Landlord’s substantial completion of the initial build-out of the Premises (Commencement Date) and shall continue for a period of approximately 10 years, unless earlier terminated in accordance with the terms of the IDB Lease (Lease Term). The Company has (i) the option to extend the Lease Term for an additional period of five (5) years, and (ii) a right of first offer on adjacent space to the Premises, subject to the terms and conditions of the IDB Lease. As these options are not reasonably certain of occurring, they will not be included in the initial calculation of the Company's right-of-use asset upon lease commencement.

    The initial fixed rental rate is $0.5 million per month, which is for a 12 month period during which the base rent is payable for 65,000 square feet, and will increase 3% per annum thereafter for the entire 81,442 square feet leased. Base rent becomes due upon the earlier of (i) the Company’s occupancy of the Premises, or (ii) 10 months following the Commencement Date, provided that in the event the Landlord’s initial build-out of the Premises is not complete on such date, base rent becomes due upon substantial completion of such initial build-out. Under the terms of the IDB Lease, the Landlord will provide an allowance in an amount not to exceed $19.5 million (calculated at a rate of $240.00 per rentable square foot of the Premises) toward the cost of completing the initial build-out of the Premises, which allowance is reflected in the base rent. In addition, the Company has the right to require the Landlord to provide an additional contribution in an amount not to exceed $1.6 million (calculated at a rate of $20.00 per rentable square foot of the Premises) toward the cost of additional improvements to the Premises, which amount shall be repaid by the Company in an amount of equal monthly payments of principal and interest as would be necessary to repay a loan in the full amount of the additional contribution used by the Company, subject to an 8% annual interest charge, on a level direct reduction basis over a 120 month period. The Company will be required to pay its share of operating expenses, taxes and any other expenses payable under the IDB Lease. In connection with the execution of the IDB Lease, the Company executed a $3.9 million cash-collateralized letter of credit, which may be reduced in the future subject to reduction requirements specified in the IDB Lease therein. The letter of credit is classified as restricted cash on the Company's condensed consolidated balance sheets.
The Company concluded the accounting commencement date will occur when the Landlord completes the build-out of the base building and control passes to the Company, which had not occurred as of March 31, 2022. The Company will assess the classification of the IDB Lease at the accounting commencement date, measure the right-of-use asset and lease liability. Payments made by the Company related to the initial build-out prior to commencement will be treated as prepaid rent within other non-current assets, which will increase the right-of-use asset once the lease commences. As of March 31, 2022, the Company has incurred $0.6 million related to the build out of the lease space prior to the commencement date.

12. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(21,671)	$(8,380)
Denominator:
Weighted‑average common shares outstanding, basic and diluted	31,246,916	1,256,487
Net loss per share attributable to common stockholders, basic and diluted	$(0.69)	$(6.67)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Redeemable convertible preferred stock (as converted to common stock)	—	19,185,183
Unvested restricted common stock	297,754	7,211
Unvested shares from early exercises	96,532	76,209
Stock options to purchase common stock	4,412,667	1,568,665
	4,806,953	20,837,268
13. Subsequent Events
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the condensed consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. The Company has concluded that no subsequent events have occurred that require disclosure.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report) and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on March 15, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements contained in the following discussion and analysis.
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

ENTR-601-44

DMD is caused by a number of genetic mutations that prevent the creation of functional dystrophin, a protein required to maintain the structural integrity of muscle cells. We are developing EEV-PMOs that promote the skipping of some of these mutations. We are initially focusing on the development of an EEV-PMO, ENTR-601-44, for patients with DMD that are specifically exon 44 skipping amenable. People with this mutation have significant unmet medical needs and represent approximately 7.6% of the total DMD population. We believe that our EEV-PMO exon-skipping therapy will enable the production of functional dystrophin to slow, stop or even reverse disease progression. On May 11, 2022, we announced new data from a preclinical study evaluating ENTR-601-44 for the potential treatment of DMD, showing robust exon 44 skipping in NHP biceps through 12 weeks following a single intravenous (IV) infusion, demonstrating durability of response. These data build on a previously reported NHP study indicating robust exon 44 skipping across different muscle groups at 7 days following a single IV infusion.

We plan to submit an Investigational New Drug (IND) application to the U.S. Food and Drug Administration (FDA) for ENTR-601-44 in the fourth quarter of 2022.

ENTR-701

Patients with DM1 carry extra cytosine-uracil-guanine (CUG) triplet repeats that result in the misprocessing of multiple proteins, which in turn results in multisystemic clinical manifestations. There are no approved treatments for DM1, despite the debilitating nature of the disease and the fact that approximately 1/8,000 people are affected worldwide. On May 11, 2022, we announced a lead candidate, ENTR-701, which we are developing for patients with DM1. ENTR-701 is designed to block the triplet repeats in the messenger RNA (mRNA) and to restore muscle function. The selection of ENTR-701 as our clinical candidate for DM1 was supported by new preclinical data indicating prolonged splicing correction in the tibialis anterior, triceps and quadriceps, and amelioration of myotonia in a DM1 mouse model following a single dose. We plan to submit an IND to the FDA for ENTR-701, for the treatment of DM1, in 2023.
Since our inception, we have devoted substantially all our resources to research and development efforts relating to our EEV Platform, advancing development of our portfolio of programs and general and administrative support for these operations, including raising capital. Since our inception, we have raised over $400.0 million in private and public capital from leading biotechnology investors, most recently, with net proceeds of $190.7 million from the sale of common stock in our initial public offering (IPO) in November 2021.
We have incurred losses since our inception. Our net losses were $21.7 million and $8.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $115.3 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we advance our platform and EEV therapeutic candidates into later stages of preclinical development and, if successful, clinical development. We will not generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more therapeutic candidates, if ever. If we obtain regulatory approval for any therapeutic candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.
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
As of March 31, 2022, we had cash, cash equivalents and marketable securities of $263.9 million. We believe that our cash, cash equivalents and marketable securities as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

Impact of the Ongoing COVID-19 Pandemic on Our Business
The duration of the ongoing COVID‑19 pandemic and the extent to which it may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and difficult to predict, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, such as new strains of the virus, including the Delta and Omicron variants and any future variants that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines and the extent and effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns and lockdown measures, among others. At times during the pandemic, we, our contract manufacturing organizations (CMOs), and our contract research organizations (CROs), experienced temporary reductions in certain operations that have since normalized. We, together with our CMOs and CROs, are closely monitoring the impact of the ongoing COVID‑19 pandemic on these operations. Additionally, to provide a safe work environment for our employees, we have implemented various measures including limiting on-site presence to essential employees, providing for social distancing, increased sanitization of our facilities and providing personal protective equipment for our employees. We are continuing to monitor the impact and effects of the ongoing COVID‑19 pandemic and our response to it, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of the pandemic.
We have not incurred any significant impairment losses in the carrying values of our assets as a result of the pandemic and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report. Our estimates of the impact on our business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.
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
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our programs. These expenses include:
•personnel-related expenses, including salaries, related benefits, and stock-based compensation expense for individuals engaged in research and development functions;
•expenses incurred in connection with the discovery and preclinical development of our therapeutic candidates and research programs, including under agreements with third parties, such as consultants, contractors, and CROs;
•the cost of developing and validating our manufacturing process for use in our preclinical studies and potential future clinical trials, including the cost of raw materials used in our research and development activities, and engaging with third party CMOs;
•the cost of laboratory supplies and research materials;
•the costs of payments made under third-party licensing agreements and related future payments should certain development and regulatory milestones be achieved; and
•facilities, depreciation and other direct and allocated expenses, including rent and other operating costs, incurred as a result of our research and development activities.
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
As a preclinical-stage company in the early phases of development, our research and development costs are primarily devoted to proof-of-concept studies and our overall EEV Platform that underpins our therapeutic candidates. Our direct, external research and development expenses consist primarily of fees paid to outside consultants, CROs, CMOs and research laboratories in connection with our process development, manufacturing and clinical development activities. Our direct external research and development expenses also include fees incurred under license and intellectual property purchase agreements. We expect to track these external research and development costs on a program-by-program basis as we identify specific programs and product candidates to advance into clinical development.
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
Therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our platform development efforts and planned preclinical and clinical development activities in the near term and in the future. We expect that the research and development expenses of our programs will increase in the near term as we initiate investigational new drug (IND)-enabling activities for our therapeutic candidates. Therefore, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our therapeutic candidates. The successful development of our therapeutic candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:
•the scope, timing, rate of progress and expenses of our ongoing and potential future research activities, including preclinical and IND-enabling studies, clinical trials and other research and development activities we decide to pursue;
•the successful initiation, enrollment, and completion of clinical trials under current good clinical practices;
•the timing of filing and acceptance of INDs or comparable foreign applications that allow commencement of future clinical trials for our therapeutic candidates;
•whether our therapeutic candidates show safety and efficacy in our clinical trials and an acceptable risk-benefit profile in the intended populations;
•our ability to hire and retain key research and development personnel;
•our ability to successfully develop, obtain regulatory and marketing approvals of our therapeutic candidates for the expected indications and patient populations;
•our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our therapeutic candidates are approved;
•commercializing therapeutic candidates, if and when approved, whether alone or in collaboration with others;
•our ability to maintain a continued acceptable safety, tolerability, and efficacy profile of our therapeutic candidates following approval;
•our ability to establish new licensing or collaboration arrangements to support our potential therapeutic candidates on favorable business terms;
•any decisions we make to discontinue, delay or modify our programs to focus on others;
•obtaining, maintaining, protecting and enforcing patent and trade secret protection and regulatory exclusivity for our therapeutic candidates;
•obtaining and maintaining adequate coverage and reimbursement from third party payors; and

•the effects of the ongoing COVID-19 pandemic.
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
Interest and Other Income, net
Interest and other income, net consists primarily of interest earned on our invested cash equivalents and marketable securities, gains and losses on disposal of fixed assets and gains and losses on foreign currency transactions.
Income Taxes
Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each year and interim period as we believe, based upon the weight of available evidence, that it is more likely than not that all our net operating loss carryforwards and tax credit carryforwards will not be realized.

As part of the Tax Cuts and Jobs Act of 2017 (TCJA), beginning with the 2022 tax year, we are required to capitalize research and development expenses, as defined under Internal Revenue Code section 174. For expenses that are incurred for research and development in the U.S., the amounts will be amortized over 5 years, and expenses that are incurred for research and experimentation outside the U.S. will be amortized over 15 years. We expect that this provision will result in a significant decrease to our 2022 tax loss but will not result in an actual tax liability for 2022.
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
There have been no material changes to our critical accounting policies and estimates from those reported in our Annual Report on Form 10-K filed with the SEC on March 15, 2022, except as described further in Note 2 Summary of Significant Accounting Policies in the condensed consolidated financial statements elsewhere in this Quarterly Report, which discusses new policies regarding restricted cash, marketable securities, other comprehensive loss and our adoption of ASC 842 Leases.

Results of Operations
Comparison of the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$15,718	$6,223	$9,495
General and administrative	6,433	2,170	4,263
Total operating expenses	22,151	8,393	13,758
Loss from operations	(22,151)	(8,393)	(13,758)
Other income:
Interest and other income, net	480	13	467
Total other income, net	480	13	467
Net loss	$(21,671)	$(8,380)	$(13,291)
Research and Development Expenses

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Personnel related (including stock‑based compensation)	$5,128	$2,178	$2,950
External expenses performed by outside consulting services, including third-party CROs	7,525	1,901	5,624
Lab supplies used in research and development activities	1,037	654	383
Facility and equipment related costs (including depreciation) and other unallocated costs	2,028	1,490	538
Total research and development expenses	$15,718	$6,223	$9,495
Research and development expenses were $15.7 million for the three months ended March 31, 2022, compared to $6.2 million for the three months ended March 31, 2021. The increase of $9.5 million in research and development expenses was primarily attributable to:
•an increase of $5.6 million in external expenses associated with discovery and preclinical studies performed by outside consulting services, including third party CROs;
•an increase of $3.0 million in personnel-related costs driven by an increased headcount in our research and development function, inclusive of stock-based compensation expense of $0.7 million and $0.1 million for the three months ended March 31, 2022 and March 31, 2021, respectively;
•an increase of $0.5 million in facility and equipment-related costs, including depreciation, and other allocated miscellaneous expenses in connection with the operating lease for our corporate headquarters; and
•an increase of $0.4 million in lab supplies due to the increased investment in research and development activities.
We expect our research and development expenses will continue to increase as we continue our current research and development activities, initiate new research programs, continue our preclinical development of therapeutic candidates and progress ENTR-601-44, and future product candidates, into clinical trials.

General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2022 were $6.4 million, compared to $2.2 million for the three months ended March 31, 2021. The increase of $4.3 million was primarily attributable to the following:
•a $2.4 million increase in personnel costs, primarily a result of the increase in headcount in our general and administrative function, inclusive of stock-based compensation expense of $1.1 million and $0.1 million for the three months ended March 31, 2022 and March 31, 2021, respectively;
•a $0.9 million increase in professional services costs, primarily attributable to legal and outside consulting services to support our continued research activities and development of our programs;
•a $0.8 million increase in other miscellaneous expenses, primarily attributable to increased insurance costs as a public company; and
•a $0.2 million increase in facility and equipment-related expenses in connection with the operating lease for our corporate headquarters.
Interest and Other Income, net
Total interest and other income, net was $0.5 million for the three months ended March 31, 2022, compared to less than $0.1 million for the three months ended March 31, 2021; this increase is primarily driven by interest on money market and marketable securities investments.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2016, we have incurred significant operating losses. Our net losses were $21.7 million and $8.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $115.3 million and $93.7 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future as we further our platform development and advance the preclinical and, if successful, the clinical development of our programs. Since our inception, we have raised over $400.0 million in private and public capital from leading biotechnology investors, most recently, with net proceeds of $190.7 million from the sale of common stock in our IPO in November 2021. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $263.9 million.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(20,991)	$(8,336)
Net cash used in investing activities	(181,533)	(908)
Net cash provided by financing activities	50	116,385
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(202,474)	$107,141
Operating Activities
For the three months ended March 31, 2022, net cash used in operating activities was $21.0 million, consisting primarily of our net loss of $21.7 million and a net decrease in our working capital of $1.6 million, partially offset by stock-based compensation expense of $1.8 million, depreciation expense of $0.4 million, amortization of premiums and discounts on marketable securities of $0.1 million.
For the three months ended March 31, 2021, net cash used in operating activities was $8.3 million, consisting primarily of our net loss of $8.4 million and a net decrease in our working capital of $0.3 million, partially offset by stock-based compensation expense of $0.2 million, depreciation expense of $0.2 million.

Investing Activities
Net cash used in investing activities was $181.5 million for the three months ended March 31, 2022, consisting primarily of $182.6 million in purchases of marketable securities, partially offset by $1.7 million from the maturities of those marketable securities, and $0.6 million of purchases of property and equipment.
Net cash used in investing activities was $0.9 million for the three months ended March 31, 2021, resulting from our purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was less than $0.1 million for the three months ended March 31, 2022, consisting of stock option exercises.
Net cash provided by financing activities was $116.4 million for the three months ended March 31, 2021, consisting of $116.2 million of net proceeds from the sale of our Series B Preferred Stock in March 2021, and stock option exercises, inclusive of early exercises of stock options, of $0.2 million.
Funding Requirements
We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. In addition, we expect to incur additional costs associated with operating as a public company. Our operating expenses and future funding requirements are expected to increase substantially as we continue to advance our portfolio of programs. We believe that our cash, cash equivalents and marketable securities as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with research, development, and commercialization of our candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including costs associated with:
•the continuation of our current research programs and our preclinical development of therapeutic candidates from our current research programs;
•seeking to identify additional research programs and additional therapeutic candidates;
•advancing our existing and future therapeutic candidates into clinical development;
•initiating preclinical studies and clinical trials for any therapeutic candidates we identify and develop or expand development of existing programs into additional indications;
•maintaining, expanding, enforcing, defending and protecting our intellectual property portfolio and providing reimbursement of third-party expenses related to our patent portfolio;
•timing of manufacturing for our therapeutic candidates and commercial manufacturing if any therapeutic candidate is approved;
•establishing and maintaining clinical and commercial supply for the development and manufacture of our therapeutic candidates;
•seeking regulatory and marketing approvals for any of our therapeutic candidates that we develop, if any;
•seeking to identify, establish and maintain additional collaborations and license agreements, and the success of those collaborations and license agreements;
•ultimately establishing a sales, marketing, and distribution infrastructure to commercialize any platforms for which we may obtain marketing approval, either by ourselves or in collaboration with others;
•generating revenue from commercial sales of therapeutic candidates we may develop for which we receive marketing approval;
•hiring additional personnel including research and development, clinical, and commercial personnel;

•adding operational, financial, and management information systems and personnel, including personnel to support our product development;
•achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•acquiring or in-licensing products, intellectual property, and technologies; and
•the ongoing costs of operating as a public company.
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
Contractual Obligations and Commitments
Lease Commitments
During the three months ended March 31, 2022, there were no material changes to our contractual obligations and commitments from those described in Note 9 Commitments and Contingencies to our financial statements in the Annual Report on Form 10-K, with the exception of our lease agreement for One Design Center Place, which was signed on March 16, 2022. For additional information regarding our leased facilities, refer to Note 11 Leases to our condensed consolidated financial statements in this Quarterly Report .
Purchase and Other Obligations
We enter into contracts in the normal course of business with CROs, third-party manufacturers, and other third parties for preclinical research studies and testing and manufacturing services. These contracts do not contain minimum purchase commitments and are cancellable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.
We have also entered into license agreements under which we are obligated to make certain payments. For additional information about our license agreement and amounts that could become payable in the future under such agreements, see “Business—Intellectual property— License agreement with The Ohio State University” and Note 9 Commitments and Contingencies to our financial statements in the Annual Report on Form 10-K.
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

As an EGC, we may, and intend to, take advantage of certain exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC:
•we may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•we may avail ourselves of the exemption from providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (the Sarbanes-Oxley Act);
•we may avail ourselves of the exemption from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis;
•we may provide reduced disclosure about our executive compensation arrangements; and
•we may not require nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments.
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
Recently Issued Accounting Pronouncements
See Note 2 Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the SEC)'s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2022, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.
Item 1A. RISK FACTORS
In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q (Quarterly Report) and in other documents that we file with the SEC. Investing in our common stock involves a high degree of risk. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Quarterly Report to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, the business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Note Regarding Forward-Looking Statements.”
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
We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any significant revenue. Our net losses were $21.7 million and $8.4 million for the three months ended March 31, 2022 and March 31, 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $115.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.

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
We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operations into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our therapeutic candidates. Our future capital requirements will depend on many factors, including, but not limited to:
•the type, number, scope, progress, expansions, results, costs and timing of our preclinical studies and any clinical trials of the therapeutic candidates that we are pursuing or may choose to pursue in the future;

•the clinical development plans we establish for our EEV therapeutic candidates;
•the costs and timing of manufacturing for our therapeutic candidates and commercial manufacturing if any therapeutic candidate is approved;
•the costs of establishing and maintaining clinical and commercial supply for the development and manufacture of our therapeutic candidates;
•the costs, timing and outcome of regulatory review of our therapeutic candidates;
•the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
•the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements, if any;
•the costs and timing of establishing or securing sales and marketing capabilities if any therapeutic candidate is approved;
•subject to receipt of regulatory approval, revenue, if any, received from commercial sales of our therapeutic candidates;
•our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and
•the ongoing costs of operating as a public company.
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
Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:
•the timing and cost of, and level of investment in, research and development activities relating to our programs, which will change from time to time;

•our ability to enroll patients in clinical trials and the timing of enrollment;
•the cost of manufacturing our current therapeutic candidates and any future therapeutic candidates, which may vary depending on FDA, EMA or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
•expenditures that we will or may incur to acquire or develop additional therapeutic candidates and technologies or other assets;
•the timing and outcomes of preclinical studies and clinical trials for ENTR-601-44, ENTR-701 and any therapeutic candidates from our discovery programs, or competing therapeutic candidates;
•the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•competition from existing and potential future products that compete with ENTR-601-44, ENTR-701 or any of our discovery programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•any delays in regulatory review or approval of ENTR-601-44, ENTR-701 or therapeutic candidates from any of our discovery programs;
•the level of demand for any of our therapeutic candidates, if approved, which may fluctuate significantly and be difficult to predict;
•the risk/benefit profile, cost and reimbursement policies with respect to our therapeutic candidates, if approved, and existing and potential future products that compete with ENTR-601-44, ENTR-701 or any of our discovery programs;
•our ability to commercialize ENTR-601-44, ENTR-701 or therapeutic candidates from any of our discovery programs, if approved, inside and outside of the U.S., either independently or working with third parties;
•our ability to establish and maintain collaborations, licensing or other arrangements;
•our ability to adequately support future growth;
•potential unforeseen business disruptions that increase our costs or expenses;
•future accounting pronouncements or changes in our accounting policies; and
•the changing and volatile global economic and political environment.
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
Commercialization of any therapeutic candidates we may develop will require preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA and the European Medicines Agency (EMA); manufacturing supply, capacity and expertise; a commercial organization; and significant marketing efforts. The success of therapeutic candidates we may identify and develop will depend on many factors, including:
•timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable;
•sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•effective INDs or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for any therapeutic candidates we may develop;
•successful enrollment and completion of clinical trials, including under the FDA’s current Good Clinical Practices (cGCPs), current Good Laboratory Practices (cGLPs) and any additional regulatory requirements from foreign regulatory authorities;
•positive results from our future clinical trials that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended populations;
•receipt of regulatory marketing approvals from applicable regulatory authorities;
•establishment of arrangements with third-party manufacturers for clinical supply and, where applicable, commercial manufacturing capabilities;
•establishment, maintenance, defense and enforcement of patent, trademark, trade secret and other intellectual property protection or regulatory exclusivity for any therapeutic candidates we may develop;
•patient recruitment and enrollment;
•commercial launch of any therapeutic candidates we may develop, if approved, whether alone or in collaboration with others;
•acceptance of the benefits and use of our therapeutic candidates we may develop, including method of administration, if and when approved, by patients, the medical community and third-party payors;
•our ability to compete effectively with other therapies and treatment options;
•maintenance of a continued acceptable safety, tolerability and efficacy profile of any therapeutic candidates we may develop following approval; and
•establishment and maintenance of healthcare coverage and adequate reimbursement by payors.
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

Using our platform, we are developing product features for medicines based on EEVs. Over time, our platform work led to commonalities, where a specific combination of EEV technologies, delivery technologies, and manufacturing processes generated a set of product features shared by multiple programs, for example, oligonucleotide-conjugated EEVs and antibody-conjugated EEVs. This is what we call a “modality.” We are utilizing early programs in a modality, such as ENTR-601-44 for oligonucleotide-conjugated EEVs, to understand the technology risks within the modality, including manufacturing and pharmaceutical properties. Our lead therapeutic candidate, ENTR-601-44, is being developed to address Duchenne muscular dystrophy (DMD) and we are highly dependent on the success of the future clinical trials of ENTR-601-44, the outcomes of which are uncertain, to further develop a second lead therapeutic candidate for patients with DMD with exon 45 skipping amenable mutations. Because ENTR-601-44 is our first EEV therapeutic candidate, if ENTR-601-44 encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, the value of our EEV Platform, including our other therapeutic candidates such as ENTR-701, could be greatly diminished and our development plans and business would be significantly harmed.
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
The results from preclinical studies or clinical trials of a therapeutic candidate may not predict the results of later clinical trials of the therapeutic candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of ENTR-601-44, ENTR-701 and other potential therapeutic candidates, we do not know whether ENTR-601-44, ENTR-701 or the other potential therapeutic candidates will perform in future clinical trials as they have performed in these prior studies. The positive results we have observed for our therapeutic candidates in early, non-GLP preclinical studies and animal models may not be predictive of our future clinical trials in humans. Furthermore, for some indications that we are pursuing there are no animal models that adequately mirror the human disease to predict any level of positive results. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many therapeutic candidates fail in clinical trials despite very promising early results. For example, we are currently conducting IND-enabling studies for ENTR-601-44. Unexpected observations or toxicities observed in these studies, or in IND-enabling studies for any of our other development programs, could delay clinical trials for ENTR-601-44 or our other development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and companies that have believed their therapeutic candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA approval. Additionally, we may conduct clinical trials that utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational therapeutic candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational therapeutic candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our therapeutic candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.
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
The risk of failure in developing therapeutic candidates is high. It is impossible to predict when or if any therapeutic candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any therapeutic candidate, we must complete preclinical development, submit an IND or foreign equivalent to permit initiation of clinical studies, and then conduct extensive clinical trials to demonstrate the safety and efficacy of therapeutic candidates in humans. We have not yet conducted a clinical trial of any therapeutic candidate. As an organization, we plan to advance ENTR-601-44 to IND submission in the fourth quarter of 2022 and to advance our EEV therapeutic candidate targeting exon 45 as well as ENTR-701 to IND submission in 2023. We have not previously conducted any clinical trials of any therapeutic candidates, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an IND, NDA or BLA or other comparable foreign regulatory submission for any therapeutic candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of ENTR-601-44, ENTR-701 or any other therapeutic candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our therapeutic candidates. Clinical trials may fail to demonstrate that our therapeutic candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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
Other events that may prevent successful enrollment, initiation or timely completion of clinical development include:
•we may be unable to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of clinical trials;
•delays in reaching a consensus with regulatory authorities on trial design;
•delays in reaching agreement on acceptable terms with prospective clinical research organizations (CROs) and clinical trial sites;
•delays in opening clinical trial sites or obtaining required institutional review board (IRB) or independent ethics committee approval, or the equivalent review groups for sites outside the United States, at each clinical trial site;
•we may need to add new or additional clinical trial sites;
•imposition of a clinical hold by regulatory authorities as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites;
•negative or inconclusive results observed in clinical trials, including failure to demonstrate statistical significance, safety, purity or potency, which could lead us, or cause regulators to require us, to conduct additional clinical trials or abandon product development programs;
•positive results from our preclinical studies of our therapeutic candidates may not necessarily be predictive of the results from required later preclinical studies and clinical trials and positive results from such preclinical studies and clinical trials of our therapeutic candidates may not be replicated in subsequent preclinical studies or clinical trial results;
•failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;
•failure to perform in accordance with applicable cGCPs;
•failure by investigators to adhere to clinical trial protocols leading to variable results;
•delays in the testing, validation, manufacturing and delivery of any therapeutic candidates we may develop to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;
•failure of our third-party contractors to comply with regulatory requirements or to meet their contractual obligations to us in a timely manner, or at all;
•delays in having patients complete participation in a trial or return for post-treatment follow-up;
•clinical trial sites or patients dropping out of a trial;
•selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•occurrence of serious adverse events associated with the therapeutic candidate that are viewed to outweigh its potential benefits;

•occurrence of serious adverse events associated with a therapeutic candidate in development by another company, which are viewed to outweigh its potential benefits, and which may negatively impact the perception of our product due to a similarity in technology or approach;
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•the FDA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate a clinical trial;
•changes in the legal or regulatory regimes domestically or internationally related to patient rights and privacy; or
•lack of adequate funding to continue the clinical trial.
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
Additionally, if the results of future clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with any therapeutic candidates we may develop, we may:
•be delayed in obtaining marketing approval for therapeutic candidates, if at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•be subject to changes in the way the product is administered;
•be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;
•be subject to the addition of labeling statements, such as warnings or contraindications;
•be sued; or
•experience damage to our reputation.
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
In addition, the pediatric population is an important patient population for certain of the indications we are targeting, including DMD, and our addressable patient population estimates include pediatric populations. However, it may be more challenging to conduct studies in this population, and to locate and enroll pediatric patients. Additionally, it may be challenging to ensure that pediatric or adolescent patients adhere to clinical trial protocols. Patient enrollment and trial competition may be affected by other factors including:
•clinicians’ and patients’ perceived risks and benefits of the therapeutic candidate under trial, particularly therapeutic candidates developed using a novel and unproven therapeutic approach, like our EEV therapeutic candidates in relation to available or investigational drugs;
•size of the patient population, in particular for rare diseases such as the diseases on which we are initially focused, and process for identifying patients;
•design of the trial protocol;
•efforts to facilitate timely enrollment in clinical trials;
•eligibility and exclusion criteria;
•availability of competing therapies and clinical trials;
•severity of the disease or disorder under investigation;
•proximity and availability of clinical trial sites for prospective patients;
•ability to obtain and maintain patient consent;
•risk that enrolled patients will drop out before completion of the trial;
•patient referral practices of physicians; and
•ability to monitor patients adequately during and after treatment.
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
We have not evaluated any therapeutic candidates in human clinical trials, and we have not yet completed preclinical studies to assess the safety of our lead candidate, ENTR-601-44, or ENTR-701. Although other oligonucleotide therapeutics, enzyme replacement therapies and gene therapies have received regulatory approval, our EEV-based therapeutics are a novel approach to the delivery of biological therapeutics, which may present enhanced uncertainty associated with the safety profile of ENTR-601-44, ENTR-701 and other EEV-based therapeutics compared to more well-established classes of therapies. Moreover, it is impossible to predict when or if any therapeutic candidates we may develop will prove safe in humans. As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our therapeutic candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a therapeutic candidate for many reasons, including:
•such authorities may disagree with the design or implementation of our or our current or future collaborators’ clinical trials;
•negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies for approval;
•serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our therapeutic candidates;
•such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
•we or any of our current or future collaborators may be unable to demonstrate that a therapeutic candidate is safe and effective, and that therapeutic candidate’s clinical and other benefits outweigh its safety risks;
•such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•such authorities may not agree that the data collected from clinical trials of our therapeutic candidates are acceptable or sufficient to support the submission of an NDA or BLA or other submission or to obtain regulatory approval in the United States or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;
•such authorities may disagree regarding the formulation, labeling and/or the specifications of our therapeutic candidates;
•approval may be granted only for indications that are significantly more limited than what we apply for and/or with other significant restrictions on distribution and use;
•such authorities may find deficiencies in the manufacturing processes, approval policies or facilities of our third-party manufacturers with which we or any of our current or future collaborators contract for clinical and commercial supplies;
•regulations of such authorities may significantly change in a manner rendering our or any of our potential future collaborators’ clinical data insufficient for approval; or
•such authorities may not accept a submission due to, among other reasons, the content or formatting of the submission.
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
Prior to seeking accelerated approval, we will seek feedback from the FDA, EMA or comparable foreign regulatory authorities and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval, there can be no assurance that such application will be accepted or that any approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type, including, for example, if other products are approved via the accelerated pathway and subsequently converted by FDA to full approval. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of any of our products. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our therapeutic candidate would result in a longer time period to commercialization of such therapeutic candidate, could increase the cost of development of such therapeutic candidate and could harm our competitive position in the marketplace. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.
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
Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the EU, commonly referred to as Brexit. On December 24, 2020, the United Kingdom and the EU entered into a Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. This agreement is comprehensive and provides some details on how aspects of the United Kingdom and EU’s relationship regarding medicinal products will operate, particularly in relation to Good Manufacturing Practice (cGMPs), however it does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. Great Britain is therefore no longer covered by the centralized procedure for obtaining EU-wide marketing authorizations from the EMA for medicinal products (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland and centralized EU authorizations will continue to be recognized) and a separate process for authorization of drug products will be required in Great Britain. For a period of two years from January 1, 2021, the Medicines and Healthcare Products Regulatory Agency may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization, however a separate application will still be required.
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
If we fail to comply with applicable regulatory requirements following approval of any therapeutic candidates we may develop, a regulatory agency may:
•issue a warning letter asserting that we are in violation of the law;
•seek an injunction or impose civil or criminal penalties or monetary fines;
•suspend or withdraw regulatory approval;
•suspend any ongoing clinical trials;
•refuse to approve a pending BLA or supplements to a BLA submitted by us;
•seize product; or
•refuse to allow us to enter into supply contracts, including government contracts.
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
We will face an inherent risk of clinical trial and product liability exposure related to the testing of any therapeutic candidates we may develop in clinical trials, and we will face an even greater risk if we commercially sell any products that we may develop. While we currently have no therapeutic candidates in clinical trials or that have been approved for commercial sale, the future use of therapeutic candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. If we cannot successfully defend ourselves against claims that our therapeutic candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any therapeutic candidates we may develop;

•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants and inability to continue clinical trials;
•initiation of investigations by regulators;
•significant costs to defend any related litigation;
•substantial monetary awards to trial participants or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue;
•exhaustion of any available insurance and our capital resources;
•decline in our stock price;
•reduced resources of our management to pursue our business strategy; and
•the inability to commercialize any therapeutic candidates we may develop.
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
Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for therapeutic candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical trials are conducted in accordance with the study plan and protocols. Moreover, the FDA requires us to comply with cGCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, clinicaltrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure our stockholders that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with cGCP regulations. In addition, our clinical trials must be conducted with product produced under conditions that comply with the FDA’s current cGMPs. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
Although we intend to design the clinical trials for any therapeutic candidates we may develop, CROs will conduct some or all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future preclinical studies and clinical trials will also result in less direct control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:
•have staffing difficulties;
•be unable to acquire the necessary supplies to perform successfully;
•fail to comply with contractual obligations;
•experience regulatory compliance issues;
•undergo changes in priorities or become financially distressed; or
•form relationships with other entities, some of which may be our competitors.
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
Collaborations involving our research programs or any therapeutic candidates we may develop pose numerous risks to us, including the following:

•collaborators would have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•collaborators may not perform their obligations as expected;
•collaborators may not pursue development and commercialization of any therapeutic candidates we may develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
•collaborators may delay programs, preclinical studies or clinical trials, provide insufficient funding for programs, preclinical studies or clinical trials, stop a preclinical study or clinical trial or abandon a therapeutic candidate, repeat or conduct new clinical trials or require a new formulation of a therapeutic candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with any therapeutic candidates we may develop if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•collaborators may be acquired by a third party having competitive products or different priorities, causing the emphasis on our product development or commercialization program under such collaboration to be delayed, diminished or terminated;
•collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
•collaborators may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
•if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any therapeutic candidate licensed to it by us;
•our collaborators’ business or operations could be disrupted due to the ongoing COVID-19 pandemic or other reasons outside of our control, which could have an adverse impact on their development and commercialization efforts or the prospects of our collaboration;
•disputes may arise between the collaborators and us that result in the delay or termination of the research, development, or commercialization of any therapeutic candidates we may develop or that result in costly litigation or arbitration that diverts management attention and resources;
•we may lose certain valuable rights under certain circumstances, including if we undergo a change of control;
•collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable therapeutic candidates we may develop; and
•collaboration agreements may not lead to development or commercialization of therapeutic candidates in the most efficient manner or at all.
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
Our therapeutic candidates may not be commercially successful. Even if any of our therapeutic candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. The commercial success of any of our current or future therapeutic candidates will depend significantly on the broad adoption and use of the resulting product by physicians and patients for approved indications. The degree of market acceptance of our therapeutics will depend on a number of factors, including:
•demonstration of clinical efficacy and safety compared to other more-established products;
•the indications for which our therapeutic candidates are approved;
•the limitation of our targeted patient population and other limitations or warnings contained in any FDA-approved labeling;
•acceptance of a new drug for the relevant indication by healthcare providers and their patients;

•the pricing and cost-effectiveness of our therapeutics, as well as the cost of treatment with our therapeutics in relation to alternative treatments and therapies;
•our ability to obtain and maintain sufficient third-party coverage and adequate reimbursement from government healthcare programs, including Medicare and Medicaid, private health insurers and other third-party payors;
•the willingness of patients to pay all, or a portion of, out-of-pocket costs associated with our therapeutics in the absence of sufficient third-party coverage and adequate reimbursement;
•any restrictions on the use of our therapeutics, and the prevalence and severity of any adverse effects;
•potential product liability claims;
•the timing of market introduction of our therapeutics as well as competitive drugs;
•the effectiveness of our or any of our current or potential future collaborators’ sales and marketing strategies; and
•unfavorable publicity relating to the product.
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
In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services (HHS). CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of these or other products that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our therapeutics will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our therapeutics. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Factors payors consider in determining reimbursement are based on whether the product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.

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
Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. (PTC). In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are PMOs approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc. (Sarepta), and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated following a Phase 2 clinical trial for patients amenable to exon 51 skipping along with SRP-5053, SRP-5045 and SRP-5044 in preclinical development, Nippon Shinyaku Co. Ltd., which recently completed a Phase 1/2 clinical trial for patients amenable to exon 44 skipping in Japan, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Avidity Biosciences, Inc. (Avidity), which is in preclinical development with antibody oligonucleotide conjugates for exons 44 (AOC-1044), 45 and 51 that target dystrophin production, Wave Life Sciences Ltd., which is clinically evaluating WVE-N531, a splicing clinical candidate that is designed to target exon 53 within the dystrophin gene, Dyne Therapeutics, Inc. (Dyne), which is pursuing antibody fragment-oligonucleotide conjugates for exons 44, 45, 51 (DYNE-251), and 53, PepGen, Inc. with PGN-EDO51, a clinical candidate designed to address exon 51, and BioMarin Pharmaceutical Inc., which is in preclinical development with BMN 351, an antisense oligonucleotide therapy for exon 51. In addition, several companies are developing gene therapies to treat DMD, including Audentes Therapeutics, Inc. (AT466 AAV antisense exon 2 skipping candidate, and AT751 and AT753, AAV-antisense exon 51 and 53 skipping candidates, respectively), Pfizer Inc. (PF-06939926), Sarepta (SRP-9001 and Galgt2 gene therapy program), and Solid Biosciences Inc. (SGT-001). Gene editing treatments that are in preclinical development are also being pursued by Vertex Pharmaceuticals, Inc. (Vertex) and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.
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
As of March 31, 2022, we had 114 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.
Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of ENTR-601-44, ENTR-701 or any future therapeutic candidates. We cannot assure our stockholders that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of ENTR-601-44, ENTR-701 or any future therapeutic candidates or otherwise advance our business. We cannot assure our stockholders that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.
If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize ENTR-601-44, ENTR-701, our other development portfolio therapeutic candidates or any future therapeutic candidates and, accordingly, may not achieve our research, development and commercialization goals.
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
Among the provisions of the ACA of importance to our potential therapeutic candidates are the following:

•annual fees and taxes on manufacturers of certain branded prescription drugs;
•an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products;
•a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations;
•expansion of healthcare fraud and abuse laws, including the False Claims Act and the federal Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•extension of manufacturers’ Medicaid rebate liability;
•expansion of eligibility criteria for Medicaid programs;
•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•requirements to report financial arrangements with physicians and teaching hospitals;
•a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2030, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction began April 1, 2022 and will last through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. In addition, on December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future. Further, CMS published a final rule that would give states greater flexibility as of 2020 in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Additionally, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions.

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
Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, third-party CROs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party CROs, vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party CROs, vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of ENTR-601-44, ENTR-701 or any future therapeutic candidates could be delayed. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the information technology systems of our third-party CROs, vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.
Our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party CROs, vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our therapeutic candidates could be delayed. In addition, the loss of clinical trial data for ENTR-601-44, ENTR-701 or any other therapeutic candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and could cause a disruption to the development of our therapeutic candidates.
The ongoing COVID-19 pandemic continues to rapidly evolve and has broadly affected the global economy, resulted in significant travel and work restrictions in many regions and has put a significant strain on healthcare resources. The ultimate extent of the impact of the COVID-19 pandemic on our business, preclinical studies and planned clinical trials, financial condition and results of operations is highly uncertain and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ongoing identification of new variants of the virus, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. The continuation of the worldwide COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the ongoing COVID-19 pandemic has adversely impacted economies worldwide and may cause substantial disruption in the financial markets, both of which could adversely affect our business, operations and ability to raise funds to support our operations.
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
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain regulatory approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our therapeutics. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties;
•the federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery;
•the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
•the U.S. federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, obligations extend to include transfers of value made to certain non-physician providers (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants and certified-nurse midwives);
•federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
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
Successful development of intracellular therapeutics is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Intracellular therapeutics that appear promising in the early phases of development may fail to reach the market for several reasons, including:
•nonclinical or preclinical testing or study results may show our EEV-therapeutics to be less effective than desired or to have harmful or problematic side effects or toxicities;

•clinical trial results may show our oligonucleotides to be less effective than expected (e.g., a clinical trial could fail to meet its primary endpoint(s)) or to have unacceptable side effects or toxicities;
•failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical trials, patients dropping out of trials, length of time to achieve trial endpoints, additional time requirements for data analysis, NDA or BLA preparation, discussions with the FDA, an FDA request for additional nonclinical or clinical data, or unexpected safety or manufacturing issues;
•manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that make our EEV-therapeutics uneconomical; and
•proprietary rights of others and their competing products and technologies that may prevent our EEV-therapeutics from being commercialized.
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
Disputes may arise regarding intellectual property subject to a licensing agreement, including:
•the scope of rights granted and obligations imposed under the license agreement and other interpretation-related issues;
•our or our licensors’ ability to obtain, maintain and defend intellectual property and to enforce intellectual property rights against third parties;
•the extent to which our technology, therapeutic candidates and processes infringe, misappropriate or otherwise violate the intellectual property of the licensor that is not subject to the license agreement;
•the sublicensing of patent and other intellectual property rights under our license agreements;
•our diligence, development, regulatory, commercialization, financial or other obligations under the license agreement and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our current or future licensors and us and our partners; and
•the priority of invention of patented technology.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to our therapeutic candidate or utilize similar technology but that are not covered by the claims of the patents that we license or may own;
•we might not have been the first to make the inventions covered by our current or future patent applications;
•we might not have been the first to file patent applications covering our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that our current or future patent applications will not lead to issued patents;
•any patent issuing from our current or future patent applications may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
•our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable;
•the patents of others may harm our business; and
•we may choose not to file for patent protection in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property.
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
In addition, the resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant patents, know-how and proprietary technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Disputes that may arise between us and our licensors regarding intellectual property subject to a license agreement could include disputes regarding:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•our right to sublicense patent and other rights to third parties under collaborative development relationships;
•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our therapeutic candidates and what activities satisfy those diligence obligations; and
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us.
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
Further, a new California privacy law, the California Privacy Rights Act (CPRA), was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (CDPA) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (CPA), into law. The CDPA and the CPA will both become effective January 1, 2023. Moreover, on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act (UCPA), into law. The UCPA will take effect on December 31, 2023. Most recently, on April 28, 2022, the Connecticut state legislature passed “An Act Concerning Personal Data Privacy and Online Monitoring”. Once signed, the Connecticut Act will take effect on July 1,

2023. While the new state laws incorporate many similar concepts, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
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
In the EU, on May 25, 2018, a new privacy regime, the General Data Protection Regulation, the GDPR, took effect in the European Economic Area (EEA). The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons. Among other things, the GDPR imposes new requirements regarding the processing of health and other sensitive data, the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data and requires changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws (see below), and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Moreover, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the UK GDPR into UK law. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. References to the GDPR in this document refer to both the EU and the UK GDPR, unless specified otherwise. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (EC) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The Information Commissioner’s Office (ICO), has recently introduced new mechanisms for international transfers of personal data originating from the UK (an International Data Transfer Agreement (IDTA), along with a separate addendum to the EU Standard Contractual Clauses (SCCs)), which are in force as of March 21, 2022, to replace the old form EU SCCs for UK transfers. The new IDTA or the UK addendum must be used for any new contract entered into as of September 21, 2022 and implemented in existing contracts that incorporate the prior version of the SCCs by March 21, 2024. We will be required to implement these new safeguards when conducting cross-border data transfers and doing so will require significant effort and cost. These and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position.
The GDPR imposes strict rules on the transfer of personal data out of the EEA/UK to third countries, including the United States. To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement, which enables transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.
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
Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:
•the timing and results of INDs, preclinical studies and clinical trials of our therapeutic candidates or those of our competitors;
•the success of competitive products or announcements by potential competitors of their product development efforts;
•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•any delay in our regulatory filings for our therapeutic candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;
•adverse developments concerning our potential future in-house manufacturing facilities or CMOs;
•regulatory actions with respect to our therapeutics or therapeutic candidates or our competitors’ products or therapeutic candidates;
•actual or anticipated changes in our growth rate relative to our competitors;
•the size and growth of our initial target markets;
•unanticipated serious safety concerns related to the use of our therapeutic candidates;
•regulatory or legal developments in the U.S. and other countries;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•significant lawsuits, including patent or stockholder litigation;

•publication of research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•the recruitment or departure of key personnel;
•announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•market conditions in the pharmaceutical and biotechnology sector;
•changes in the structure of healthcare payment systems;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•announcement or expectation of additional financing efforts;
•sales of our common stock by us, our insiders or our other stockholders;
•expiration of market stand-off or lock-up agreements;
•the impact of any natural disasters or public health emergencies, such as the ongoing COVID-19 pandemic;
•general economic, political, industry and market conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism; and
•other events or factors, many of which are beyond our control.
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
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 87.5% of our outstanding voting stock as of March 31, 2022. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:
•being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in our periodic reports;
•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act);
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Our fourth amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include, among other things:
•a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•a prohibition on stockholder actions through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;

•a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;
•advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
•a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action;
•a requirement of approval by the affirmative vote of a majority of the outstanding shares of our voting stock to amend or repeal specified provisions of our certificate of incorporation, and the affirmative vote of a majority of the outstanding shares of each class entitled to vote thereon as a class, at a duly constituted meeting of stockholders called expressly for such purpose; and
•the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2022 that were not registered under the Securities Act of 1933, as amended (the Securities Act).
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds from our Initial Public Offering of Common Stock
In November 2021, the Company completed its IPO in which the Company issued and sold 10,436,250 shares of its common stock, including 1,361,250 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $20.00 per share. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-260160), which was declared effective by the Securities and Exchange Commission (the SEC) on October 28, 2021. Goldman Sachs & Co. LLC, Cowen and Company, LLC and Evercore Group L.L.C. acted as joint book-running managers for the offering.

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

10.1
Lease Agreement, dated March 16, 2022 between IDB 17-19 Drydock Limited Partnership and Entrada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-40969) filed on March 22, 2022).

31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
____________________________
†    Filed herewith.
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
Date: May 12, 2022

ENTRADA THERAPEUTICS, INC.

By:	/s/ Dipal Doshi
Name:	Dipal Doshi
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kory Wentworth
Name:	Kory Wentworth
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)