Form 10-Q
period 2022-06-30
Entrada Therapeutics, Inc.
filed 2022-08-11
CIK 1689375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2022, the registrant had 31,368,470 shares of common stock, $0.0001 par value per share, outstanding.

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
•our ability to establish or maintain collaborations or strategic relationships and the ability and willingness of our third-party strategic collaborators to undertake research and development activities relating to our current or future therapeutic candidates and discovery programs;
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
•the effect of the ongoing coronavirus, or COVID-19, pandemic, or any other health epidemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies, our future clinical trials, healthcare systems and the global economy as a whole;
•the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, the current conflict in Ukraine, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and
•other risks and uncertainties, including those listed under the caption “Risk Factors.”
In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “expect,” “estimate,” “seek,” “predict,” “future,” “project,” “potential,” “continue,” “target,” "contemplate," "possible," "can" or the negative of these terms or other comparable terminology, and similar expressions, although not all forward-looking statements contain these identifying words. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Quarterly Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the Securities and Exchange Commission (the SEC) thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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
This Quarterly Report contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All of the summaries are qualified in their entirety by the actual documents. Copies of some of the documents referred to herein have been filed as exhibits to this Quarterly Report. Unless the context otherwise requires, reference in this Quarterly Report to the terms “Entrada,” “Entrada Therapeutics,” “the Company,” “we,” “us,” “our,” and similar designations refer to Entrada Therapeutics, Inc. and, where appropriate, our wholly-owned subsidiary.

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

•Volatility in capital markets may affect our ability to access new capital, which may harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$90,867	$291,064
Marketable securities	153,387	—
Prepaid expenses and other current assets	9,649	7,636
Total current assets	253,903	298,700
Property and equipment, net	7,785	6,261
Restricted cash	3,950	—
Right-of-use assets, operating leases	29,404	—
Other non-current assets	875	872
Total assets	$295,917	$305,833
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,622	$706
Accrued expenses and other current liabilities	5,341	6,013
Operating lease obligations, current portion	8,114	—
Total current liabilities	18,077	6,719
Operating lease obligations, non-current	21,801	—
Deferred rent, net of current portion	—	396
Total liabilities	39,878	7,115
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $0.0001; 150,000,000 shares authorized; 31,366,242 shares issued and 31,284,448 shares outstanding as of June 30, 2022 and 31,336,092 shares issued and 31,224,336 shares outstanding as of December 31, 2021	3	3
Additional paid‑in capital	396,820	392,384
Accumulated other comprehensive loss	(2,265)	—
Accumulated deficit	(138,519)	(93,669)
Total stockholders’ equity	256,039	298,718
Total liabilities and stockholders’ equity	$295,917	$305,833
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating expenses:
Research and development	$16,248	$6,829	$31,966	$13,052
General and administrative	7,334	3,081	13,767	5,251
Total operating expenses	23,582	9,910	45,733	18,303
Loss from operations	(23,582)	(9,910)	(45,733)	(18,303)
Other income:
Interest and other income, net	403	9	883	22
Total other income, net	403	9	883	22
Net loss	$(23,179)	$(9,901)	$(44,850)	$(18,281)
Net loss per share attributable to common stockholders, basic and diluted	$(0.74)	$(7.56)	$(1.43)	$(14.16)
Weighted‑average common shares outstanding, basic and diluted	31,275,306	1,309,535	31,261,189	1,290,690
Other comprehensive loss:
Unrealized loss on marketable securities	(730)	—	(2,265)	—
Total other comprehensive loss	(730)	—	(2,265)	—
Total comprehensive loss	$(23,909)	$(9,901)	$(47,115)	$(18,281)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	85,299,885	$81,658	1,244,139	$—	$1,021	$—	$(42,511)	$(41,490)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of	53,522,099	115,831	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	16,453	—	29	—	—	29
Vesting of restricted common stock	—	—	4,326	—	—	—	—	—
Vesting of early exercised options	—	—	6,529	—	8	—	—	8
Stock‑based compensation	—	—	—	—	164	—	—	164
Net loss	—	—	—	—	—	—	(8,380)	(8,380)
Balances at March 31, 2021	138,821,984	$197,489	1,271,447	$—	$1,222	$—	$(50,891)	$(49,669)
Issuance of common stock upon exercise of stock options	—	$—	119,359	$—	$212	$—	$—	$212
Vesting of restricted common stock	—	$—	4,327	$—	$—	$—	$—	$—
Vesting of early exercised options	—	$—	10,592	$—	$18	$—	$—	$18
Stock‑based compensation	—	$—	—	$—	$326	$—	$—	$326
Net loss	—	$—	—	$—	$—	$—	$(9,901)	$(9,901)
Balances at June 30, 2021	138,821,984	$197,489	1,405,725	$—	$1,778	$—	$(60,792)	$(59,014)

Balances at December 31, 2021	—	$—	31,224,336	$3	$392,384	$—	$(93,669)	$298,718
Issuance of common stock upon exercise of stock options	—	—	24,891	—	50	$—	—	50
Vesting of early exercised options	—	—	15,224	—	35	—	—	35
Stock‑based compensation	—	—	—	—	1,794	—	—	1,794
Other comprehensive loss	—	—	—	—	—	(1,535)	—	(1,535)
Net loss	—	—	—	—	—		(21,671)	(21,671)
Balances at March 31, 2022	—	$—	31,264,451	$3	$394,263	$(1,535)	$(115,340)	$277,391
Issuance of common stock upon exercise of stock options	—	—	5,259	—	11	—	—	11
Vesting of early exercised options	—	—	14,738	—	34	—	—	34
Stock‑based compensation	—	—	—	—	2,512	—	—	2,512
Other comprehensive loss	—	—	—	—	—	(730)	—	(730)
Net loss	—	—	—	—	—	—	(23,179)	(23,179)
Balances at June 30, 2022	—	$—	31,284,448	$3	$396,820	$(2,265)	$(138,519)	$256,039
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(44,850)	$(18,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	856	451
Stock‑based compensation expense	4,306	490
Amortization of premiums and discounts on marketable securities, net	287	—
(Gain) loss on disposal of property and equipment	(3)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,508)	215
Right-of-use assets, operating leases	3,587	—
Other non-current assets	(3)	14
Accounts payable	3,601	231
Accrued expenses and other current liabilities	(800)	73
Operating lease liabilities	(3,473)	—
Deferred rent	—	561
Net cash used in operating activities	(39,000)	(16,246)
Cash flows from investing activities:
Purchases of property and equipment	(1,369)	(2,452)
Purchases of marketable securities	(182,653)	—
Maturities of marketable securities	26,714	—
Net cash used in investing activities	(157,308)	(2,452)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	115,831
Proceeds from exercise of stock options	61	241
Proceeds from the early exercise of stock options	—	528
Net cash provided by financing activities	61	116,600
Net increase (decrease) in cash, cash equivalents, and restricted cash	(196,247)	97,902
Cash, cash equivalents, and restricted cash at beginning of period	291,064	39,045
Cash, cash equivalents, and restricted cash at end of period	$94,817	$136,947
Supplemental cash flow disclosures:
Deferred financing costs in accounts payable and accrued expenses	$—	$264
Purchases of property and equipment included in accounts payable and accrued expenses	$667	$369
Right-of-use assets obtained in exchange for operating lease liabilities	$32,991	$—
Transfer of deposits for equipment from operating to investing cash flows	$495	$—
Vesting of options early exercised subject to repurchase	$69	$26
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Nature of the Business
Organization
Entrada Therapeutics, Inc. (Entrada or the Company) aims to transform the lives of patients by establishing Endosomal Escape Vehicle (EEVTM) therapeutics as a new class of medicines and to become the world’s foremost intracellular therapeutics company. The Company was incorporated in Delaware on September 22, 2016 and its principal offices are located in Boston, Massachusetts.
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
In accordance with Accounting Standards Codification (ASC) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company has incurred losses since its inception, including losses of $44.9 million and $18.3 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had an accumulated deficit of $138.5 million. To date, the Company has funded its operations primarily through the sale of equity securities. The Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities of $244.3 million as of June 30, 2022 will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its business strategy and may pursue additional cash resources through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing, or other arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed or on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
2. Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (Annual Report), except as noted immediately below.
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements, except for the adoption of ASU No. 2016-02 Leases (Topic 842), as discussed further in Recently Adopted Accounting Pronouncements and Note 11 Leases. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted, as is permitted by GAAP. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2022, and results of operations for the interim periods ended June 30, 2022 and 2021.
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

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$90,867	$291,064
Restricted cash	3,950	—
Total cash, cash equivalents and restricted cash	$94,817	$291,064
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
Comprehensive Loss
Comprehensive loss includes net loss and other comprehensive income (loss). For the three and six months ended June 30, 2022, comprehensive loss consists of net loss and changes in unrealized gains and losses on marketable securities. Comprehensive loss was equal to net loss for the three and six months ended June 30, 2021.
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

As a result of the adoption of ASC 842, the Company recorded (i) an operating lease liability of $33.4 million determined using an incremental borrowing rate as of the effective adoption date and (ii) an operating lease right-of-use asset of $33.0 million, net of the unamortized balance of prepaid/accrued rent as of the transition date. There was no impact to the Company’s results of operations and cash flows from operations other than changes to include the presentation of changes in the right-of-use asset and lease liability in the statement of cash flows.
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
3. Marketable Securities
The following is a summary of the Company's investment portfolio at June 30, 2022 (in thousands). The Company did not have any marketable securities as of December 31, 2021.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$75,568	$—	$529	$75,039
Corporate debt securities	29,163	—	454	28,709
Total securities with a maturity of one year or less	$104,731	$—	$983	$103,748

U.S. government agency securities and treasuries	29,693	—	663	29,030
Corporate debt securities	21,228	—	619	20,609
Total securities with a maturity of one to two years	$50,921	$—	$1,282	$49,639
Total available-for-sale securities	$155,652	$—	$2,265	$153,387
As of June 30, 2022, the Company had 33 securities with a total fair market value of $153.4 million in an unrealized loss position, of which none were in a continuous unrealized loss position for more than twelve months. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and primarily related to the change in market interest rates since purchase, and believes that it is more likely than not that it will be able to hold its debt securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity.
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the three and six months ended June 30, 2022.

4. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents	$90,617	$—	$—	$90,617
Marketable securities:
U.S. government agency securities and treasuries	—	104,069	—	104,069
Corporate bonds	—	49,318	—	49,318
Total	$90,617	$153,387	$—	$244,004

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents	$290,814	$—	$—	$290,814
Total	$290,814	$—	$—	$290,814
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
5. Property and Equipment, Net
Property and equipment, net consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Laboratory equipment	$7,821	$5,988
Furniture and fixtures	161	96
Computer equipment	43	37
Leasehold improvements	2,026	1,556
Total property and equipment	10,051	7,677
Less: Accumulated depreciation	(2,266)	(1,416)
Property and equipment, net	$7,785	$6,261
Depreciation expense for the three months ended June 30, 2022 and 2021 was $0.5 million and $0.3 million, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $0.9 million and $0.5 million, respectively.

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Employee compensation and benefits	$2,362	$4,077
External research and development expenses	2,192	1,032
General and administrative professional service expenses	339	419
Other	448	485
Total accrued expenses and other current liabilities	$5,341	$6,013
7. Common Stock and Preferred Stock
Common Stock
As of June 30, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share.
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance as of:

	June 30, 2022	December 31, 2021
Exercise of outstanding stock options	4,535,721	3,461,870
Vesting of outstanding restricted stock	295,104	—
Future awards under the 2021 Stock Option and Incentive Plan	2,693,123	2,843,255
Future awards under the 2021 Employee Stock Purchase Plan	591,005	278,762
Total shares of authorized common stock reserved for future issuance	8,114,953	6,583,887
Preferred Stock
As of June 30, 2022 and December 31, 2021, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share, in one or more series and to fix the rights, preferences, privileges and restrictions thereof. As of June 30, 2022 and December 31, 2021, there were no shares of undesignated preferred stock issued or outstanding.

8. Stock-Based Compensation
2021 Plan
The total shares of common stock authorized for issuance under the 2021 Stock Option and Incentive Plan (2021 Plan) increased from 3,986,270 as of December 31, 2021 to 5,252,471 as of June 30, 2022 primarily due to the automatic annual increase provision.
2021 Employee Stock Purchase Plan
The total shares of common stock authorized for issuance under the 2021 Employee Stock Purchase Plan (2021 ESPP) increased from 278,762 as of December 31, 2021 to 591,005 as of June 30, 2022 due to the automatic annual increase provision within the 2021 ESPP. No offering periods have commenced under the 2021 ESPP.
2016 Plan
The total shares of common stock authorized for issuance under the 2016 Plan as of June 30, 2022 and December 31, 2021 were 2,271,477 shares and 2,318,855 shares, respectively.
Stock-Based Compensation
Stock-based compensation expense recorded in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$974	$106	$1,678	$162
General and administrative expenses	1,538	220	2,628	328
Total	$2,512	$326	$4,306	$490
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted during the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Risk‑free interest rate	1.77%	1.05%
Expected volatility	71%	74%
Expected dividend yield	—	—
Expected term (in years)	6.03	6.01
Early Exercise of Unvested Stock Options
Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in current liabilities on the balance sheet. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. Vesting can occur in the year of exercise and thereafter. There were 81,794 and 111,756 unvested shares related to early exercises of stock options as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, the liability associated with the unvested early exercise of stock options was $0.2 million and $0.3 million, respectively.

Stock Options
The following table summarizes the Company’s stock option activity during the six months ended June 30, 2022:

	Number of Shares	Weighted‑ Average Exercise Price

Outstanding as of December 31, 2021	3,461,870	$10.38
Granted	1,150,523	11.04
Exercised	(30,150)	2.01
Forfeited	(46,522)	11.73
Outstanding as of June 30, 2022	4,535,721	$10.59
Exercisable as of June 30, 2022 (1)	2,471,102	$6.79
(1)This represents the number of vested and unvested options exercisable as of June 30, 2022.
The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2022 and 2021 was $7.00 per share and $5.35 per share, respectively. As of June 30, 2022, there was $24.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.16 years.
Restricted Stock Units
During the six months ended June 30, 2022, restricted stock units (RSUs) were granted to employees with vesting conditions based on continued service over time. Accordingly, stock-based compensation expense for such awards is recognized using a straight-line attribution model over the vesting term of each RSU. The fair value of each RSU is based on the closing price of the Company's common stock on the date of grant.
A summary of restricted stock activity during the six months ended June 30, 2022 is as follows:

	Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested as of December 31, 2021	—	$—
Issued	302,279	11.57
Forfeited	(7,175)	11.57
Unvested as of June 30, 2022	295,104	$11.57
As of June 30, 2022, there was $3.1 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 3.42 years.
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
11. Leases
The Company’s operating lease activity is comprised of non-cancelable facility leases for office and laboratory space in Boston, Massachusetts. The Company entered into an operating lease for office and laboratory space in Boston, Massachusetts in February 2020, and entered into subsequent amendments in 2021. The amendments run co-terminus with the existing lease. The Company has the option to terminate the lease and amendments after November 30, 2023 without penalty. The Company has a total of 42,046 square feet licensed at this facility. Consistent with the conclusion under ASC 840, it is not probable that the Company will exercise this option to terminate the lease early and, therefore, lease payments through November 2025 are included in the right-of-use asset and lease liabilities in the condensed consolidated balance sheets. The Company paid a security deposit of $0.8 million, which is recorded as a component of other non-current assets in the accompanying condensed consolidated balance sheets.
The components of operating lease cost were as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease cost	$2,295	$4,185
Variable lease cost	—	—
Total lease cost	$2,295	$4,185
Supplemental information related to operating leases was as follows:

Other information	Six Months Ended June 30, 2022
Operating cash flows used for operating leases (in thousands)	$4,070
Weighted average remaining lease term	3.4 years
Weighted average discount rate	3.81%
Future payments due under operating leases as of June 30, 2022 were as follows (in thousands):

Maturity of Lease Liability	As of June 30, 2022
2022 (excluding the six-months ended June 30, 2022)	$4,504
2023	9,219
2024	9,494
2025	8,650
Thereafter	—
Total lease payments	$31,867
Less: imputed interest	(1,952)
Present value of operating lease liabilities	$29,915
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

The term of the IDB Lease commences the date upon which the Landlord tenders possession of the Premises to the Company following the Landlord’s substantial completion of the initial build-out of the Premises (Commencement Date) and shall continue for a period of approximately 10 years, unless earlier terminated in accordance with the terms of the IDB Lease. The Company has (i) the option to extend the IDB Lease for an additional period of five (5) years, and (ii) a right of first offer on adjacent space to the Premises, subject to the terms and conditions of the IDB Lease. As these options are not reasonably certain of occurring, they will not be included in the initial calculation of the Company's right-of-use asset upon lease commencement.

    The initial fixed rental rate is $0.5 million per month, which is for a 12 month period during which the base rent is payable for 65,000 square feet, and will increase 3% per annum thereafter for the entire 81,442 square feet leased. Base rent becomes due upon the earlier of (i) the Company’s occupancy of the Premises for use in its regular operations, or (ii) 10 months following the Commencement Date, provided that in the event the Landlord’s build-out of the Premises is not complete on such date, base rent becomes due upon substantial completion of such build-out. Under the terms of the IDB Lease, the Landlord will provide an allowance in an amount not to exceed $19.5 million (calculated at a rate of $240.00 per rentable square foot of the Premises) toward the cost of completing the tenant improvements for the Premises. In addition, the Company has the right to require the Landlord to provide an additional contribution in an amount not to exceed $1.6 million (calculated at a rate of $20.00 per rentable square foot of the Premises) toward the cost of tenant improvements to the Premises, which amount shall be repaid by the Company in an amount of equal monthly payments of principal and interest as would be necessary to repay a loan in the full amount of the additional contribution used by the Company, subject to an 8% annual interest charge, on a level direct reduction basis over a 120 month period. The Company will be required to pay its share of operating expenses, taxes and any other expenses payable under the IDB Lease. In connection with the execution of the IDB Lease, the Company executed a cash-collateralized letter of credit, which may be reduced in the future subject to reduction requirements specified in the IDB Lease therein. The cash collateralizing the letter of credit is classified as restricted cash on the Company's condensed consolidated balance sheets.
The Company concluded that the improvements resulting from both the Landlord's build-out and the tenant improvements are the Landlord's assets for accounting purposes. Payments made by the Company related to the tenant improvements prior to the accounting commencement date are treated as prepaid rent and will increase the right-of-use asset once the accounting commencement date occurs. As of June 30, 2022, the Company has incurred $3.2 million related to the build out of the lease space prior to the commencement date. Such amount is included in other current assets. The accounting commencement date, which has not occurred as of June 30, 2022, will occur when both the Landlord's build-out and the tenant improvements are substantially complete, . The Company will assess the classification of the IDB Lease at the accounting commencement date and measure the right-of-use asset and lease liability. As the accounting commencement date had not occurred as of June 30, 2022, the IDB Lease is excluded from the table above.
12. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(23,179)	$(9,901)	$(44,850)	$(18,281)
Denominator:
Weighted‑average common shares outstanding, basic and diluted	31,275,306	1,309,535	31,261,189	1,290,690
Net loss per share attributable to common stockholders, basic and diluted	$(0.74)	$(7.56)	$(1.43)	$(14.16)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2022	2021
Redeemable convertible preferred stock (as converted to common stock)	—	19,185,183
Unvested restricted common stock	295,104	2,884
Unvested shares from early exercises	81,794	218,597
Stock options to purchase common stock	4,535,721	2,155,935
	4,912,619	21,562,599
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report) and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on March 15, 2022 (Annual Report). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements contained in the following discussion and analysis.
Overview
We are a biotechnology company that aims to transform the lives of patients by establishing EEV therapeutics as a new class of medicines and become the world’s foremost intracellular therapeutics company. Through our proprietary, highly versatile and modular EEV platform (EEV Platform), we are building a robust development portfolio of EEV therapeutic candidates designed to enable the efficient intracellular delivery of therapeutics in various organs and tissues with an improved therapeutic index. We are initially focused on the development of EEV therapeutics for rare neuromuscular diseases, including Duchenne muscular dystrophy (DMD) and myotonic dystrophy type 1 (DM1). In our neuromuscular disease programs, we link EEVs to small strands of nucleic acids called oligonucleotides, including phosphorodiamidate morpholino oligomers (PMOs). We expect to file our first DMD related IND for ENTR-601-44 in the 4th quarter of 2022 and our second for ENTR-701 for the treatment of DM1 in 2023. There are currently no treatments for exon 44 skipping amenable DMD patients nor for patients with DM1.
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
We have incurred losses since our inception. Our net losses were $44.9 million and $18.3 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $138.5 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we advance our platform and EEV therapeutic candidates into later stages of preclinical development and, if successful, clinical development. We will not generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more therapeutic candidates, if ever. If we obtain regulatory approval for any therapeutic candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.
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
As of June 30, 2022, we had cash, cash equivalents and marketable securities of $244.3 million. We believe that our cash, cash equivalents and marketable securities as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
Impact of the Ongoing COVID-19 Pandemic on Our Business
The duration of the ongoing COVID‑19 pandemic and the extent to which it may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and difficult to predict, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, such as new strains of the virus, including any future variants that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines and the extent and effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns and lockdown measures, among others. At times during the pandemic, we, our contract manufacturing organizations (CMOs), and our contract research organizations (CROs), experienced temporary reductions in certain operations that have since normalized. We, together with our CMOs and CROs, are closely monitoring the impact of the ongoing COVID‑19 pandemic on these operations. Additionally, to provide a safe work environment for our employees, we have implemented various measures including embracing a hybrid work environment where permissible and appropriate, providing for social distancing, increased sanitization of our facilities and providing personal protective equipment for our employees. We are continuing to monitor the impact and effects of the ongoing COVID‑19 pandemic and our response to it, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of the pandemic.
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
There have been no material changes to our critical accounting policies and estimates from those reported in our Annual Report, except as described further in Note 2 Summary of Significant Accounting Policies in the condensed consolidated financial statements elsewhere in this Quarterly Report, which discusses new policies regarding restricted cash, marketable securities, other comprehensive loss and our adoption of ASC 842 Leases.
Results of Operations
Comparison of the three months ended June 30, 2022 and 2021

	Three Months Ended June 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$16,248	$6,829	$9,419
General and administrative	7,334	3,081	4,253
Total operating expenses	23,582	9,910	13,672
Loss from operations	(23,582)	(9,910)	(13,672)
Other income:
Interest and other income, net	403	9	394
Total other income, net	403	9	394
Net loss	$(23,179)	$(9,901)	$(13,278)
Research and Development Expenses

	Three Months Ended June 30,
(in thousands)	2022	2021	Change
Personnel related (including stock‑based compensation)	$5,524	$2,679	$2,845
External expenses performed by outside consulting services, including third-party CROs	7,172	1,409	5,763
Lab supplies used in research and development activities	1,032	1,174	(142)
Facility and equipment related costs (including depreciation) and other unallocated costs	2,520	1,567	953
Total research and development expenses	$16,248	$6,829	$9,419
Research and development expenses were $16.2 million for the three months ended June 30, 2022, compared to $6.8 million for the three months ended June 30, 2021. The increase of $9.4 million in research and development expenses was primarily attributable to:
•an increase of $5.7 million in external expenses associated with discovery and preclinical studies performed by outside consulting services, including third party CROs, due the continued progress of our research and development programs;
•an increase of $2.8 million in personnel-related costs driven by an increased headcount in our research and development function, inclusive of stock-based compensation expense of $1.0 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively; and
•an increase of $1.0 million in facility and equipment-related costs, including depreciation, and other allocated miscellaneous expenses in connection with the operating lease for our corporate headquarters.

We expect our research and development expenses will continue to increase as we continue our current research and development activities, initiate new research programs, continue our preclinical development of therapeutic candidates and progress ENTR-601-44, ENTR-701, and future product candidates into clinical trials.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2022 were $7.3 million, compared to $3.1 million for the three months ended June 30, 2021. The increase of $4.2 million was primarily attributable to the following:
•a $2.5 million increase in personnel costs, primarily a result of the increase in headcount in our general and administrative function, inclusive of stock-based compensation expense of $1.5 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively;
•a $0.8 million increase in professional services costs, primarily attributable to legal and outside consulting services to support our continued research activities and development of our programs; and
•a $0.9 million increase in other miscellaneous expenses, primarily attributable to increased insurance costs as a public company.
Interest and Other Income, net
Total interest and other income, net was $0.4 million for the three months ended June 30, 2022, compared to less than $0.1 million for the three months ended June 30, 2021; this increase is primarily driven by interest on money market and marketable securities investments.
Comparison of the six months ended June 30, 2022 and 2021

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$31,966	$13,052	$18,914
General and administrative	13,767	5,251	8,516
Total operating expenses	45,733	18,303	27,430
Loss from operations	(45,733)	(18,303)	(27,430)
Other income:
Interest and other income, net	883	22	861
Total other income, net	883	22	861
Net loss	$(44,850)	$(18,281)	$(26,569)
Research and Development Expenses

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Personnel related (including stock‑based compensation)	$10,652	$4,858	$5,794
External expenses performed by outside consulting services, including third-party CROs	14,697	3,310	11,387
Lab supplies used in research and development activities	2,069	1,828	241
Facility and equipment related costs (including depreciation) and other unallocated costs	4,548	3,056	1,492
Total research and development expenses	$31,966	$13,052	$18,914

Research and development expenses were $32.0 million for the six months ended June 30, 2022, compared to $13.1 million for the six months ended June 30, 2021. The increase of $18.9 million in research and development expenses was primarily attributable to:
•an increase of $11.4 million in external expenses associated with discovery and preclinical studies performed by outside consulting services, including third party CROs, due to the progress of our research and development programs;
•an increase of $5.8 million in personnel-related costs driven by an increased headcount in our research and development function, inclusive of stock-based compensation expense of $1.7 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively;
•an increase of $1.5 million in facility and equipment-related costs, including depreciation, and other allocated miscellaneous expenses in connection with the operating lease for our corporate headquarters; and
•an increase of $0.2 million in lab supplies due to the increased investment in research and development activities.
We expect our research and development expenses will continue to increase as we continue our current research and development activities, initiate new research programs, continue our preclinical development of therapeutic candidates and progress ENTR-601-44, ENTR-701, and future product candidates, into clinical trials.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2022 were $13.8 million, compared to $5.3 million for the six months ended June 30, 2021. The increase of $8.5 million was primarily attributable to the following:
•a $4.9 million increase in personnel costs, primarily a result of the increase in headcount in our general and administrative function, inclusive of stock-based compensation expense of $2.6 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively;
•a $1.7 million increase in professional services costs, primarily attributable to legal and outside consulting services to support our continued research activities and development of our programs;
•a $1.6 million increase in other miscellaneous expenses, primarily attributable to increased insurance costs as a public company; and
•a $0.3 million increase in facility and equipment-related expenses in connection with the operating lease for our corporate headquarters.
Interest and Other Income, net
Total interest and other income, net was $0.9 million for the six months ended June 30, 2022, compared to less than $0.1 million for the six months ended June 30, 2021; this increase is primarily driven by interest earned on money market and marketable securities investments.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2016, we have incurred significant operating losses. Our net losses were $44.9 million and $18.3 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $138.5 million and $93.7 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future as we further our platform development and advance the preclinical and, if successful, the clinical development of our programs. Since our inception, we have raised over $400.0 million in private and public capital from leading biotechnology investors, most recently, with net proceeds of $190.7 million from the sale of common stock in our IPO in November 2021. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $244.3 million.

Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(39,000)	$(16,246)
Net cash used in investing activities	(157,308)	(2,452)
Net cash provided by financing activities	61	116,600
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(196,247)	$97,902
Operating Activities
For the six months ended June 30, 2022, net cash used in operating activities was $39.0 million, consisting of our net loss of $44.9 million, partially offset by a net decrease in our working capital of $0.4 million and adjustments for non-cash expenses relating to stock-based compensation expense of $4.3 million, depreciation expense of $0.9 million, amortization of premiums and discounts on marketable securities of $0.3 million.
For the six months ended June 30, 2021, net cash used in operating activities was $16.2 million, consisting of our net loss of $18.3 million, partially offset by a net decrease in our working capital of $1.1 million and adjustments for non-cash expenses relating to stock-based compensation expense of $0.5 million, and depreciation expense of $0.5 million.
Investing Activities
Net cash used in investing activities was $157.3 million for the six months ended June 30, 2022, consisting primarily of $182.7 million in purchases of marketable securities, partially offset by $26.7 million from the maturities of those marketable securities, and $1.3 million of purchases of property and equipment.
Net cash used in investing activities was $2.5 million for the six months ended June 30, 2021, resulting from our purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was less than $0.1 million for the six months ended June 30, 2022, consisting of stock option exercises.
Net cash provided by financing activities was $116.6 million for the six months ended June 30, 2021, consisting of $115.8 million of net proceeds from the sale of our Series B Preferred Stock in March 2021, and $0.8 million of stock option exercises, inclusive of early exercises of stock options, of $0.5 million.
Future Funding Requirements
We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. In addition, we expect to incur additional costs associated with operating as a public company. Our operating expenses and future funding requirements are expected to increase substantially as we continue to advance our portfolio of programs. We believe that our cash, cash equivalents and marketable securities as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
•our headcount growth and associated costs as we hire additional research and development, clinical, and commercial personnel to support our preclinical and clinical activities;
•adding operational, financial, and management information systems and personnel, including personnel to support our product development;
•achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•acquiring or in-licensing products, intellectual property, and technologies; and
•the ongoing costs of operating as a public company and recent increases in inflationary rates.
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
Contractual Obligations and Commitments
Lease Commitments
During the six months ended June 30, 2022, there were no material changes to our contractual obligations and commitments from those described in Note 9 Commitments and Contingencies to our financial statements in our Annual Report, with the exception of our lease agreement for One Design Center Place, which was signed on March 16, 2022. For additional information regarding our leased facilities, refer to Note 11 Leases to our condensed consolidated financial statements in this Quarterly Report .
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
We have also entered into license agreements under which we are obligated to make certain payments. For additional information about our license agreement and amounts that could become payable in the future under such agreements, see “Business—Intellectual property— License agreement with The Ohio State University” and Note 9 Commitments and Contingencies to our financial statements in our Annual Report.
Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company,” or EGC, under the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the Securities Act), for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of delayed adoption of new or revised accounting standards and, therefore, we will be subject to the same requirements to adopt new or revised accounting standards as private entities.
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
We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the SEC)'s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2022, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.
Item 1A. RISK FACTORS
In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q (Quarterly Report) and in other documents that we file with the Securities and Exchange Commission (SEC). Investing in our common stock involves a high degree of risk. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Quarterly Report to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, the business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Note Regarding Forward-Looking Statements.”
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
We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any significant revenue. Our net losses were $44.9 million and $18.3 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $138.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.

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
•the cost of manufacturing our current therapeutic candidates and any future therapeutic candidates, which may vary depending on U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA) or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
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
•future accounting pronouncements or changes in our accounting policies; and
•the changing and volatile U.S. and global economic and political environment.
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
We are early in our development efforts and all our development programs, including our lead therapeutic candidate ENTR-601-44, are in the preclinical or drug discovery stage. We have invested substantially all of our research efforts to date in developing our EEV Platform, identifying potential therapeutic candidates and conducting preclinical studies. As an organization, we have never conducted any clinical trials or submitted an application for regulatory approval, and we may be unable to do so for our therapeutic candidates. We have not yet completed IND-enabling studies for ENTR-601-44, our lead candidate, and we will need to do so to support submission of an IND and progress ENTR-601-44 into and through clinical studies. In addition, we have a development portfolio of programs that are in earlier stages of development and have not yet initiated or completed IND-enabling studies. We may never advance any therapeutic candidates through IND-enabling studies and receive authorization from the FDA, to proceed under an IND prior to initiating their clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our therapeutic candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
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
Commercialization of any therapeutic candidates we may develop will require preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA and the EMA; manufacturing supply, capacity and expertise; a commercial organization; and significant marketing efforts. The success of therapeutic candidates we may identify and develop will depend on many factors, including:
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
Prior to seeking accelerated approval, we will seek feedback from the FDA, EMA or comparable foreign regulatory authorities and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval, there can be no assurance that such application will be accepted or that any approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type, including, for example, if other products are approved via the accelerated pathway and subsequently converted by FDA to full approval. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of any of our products. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our therapeutic candidate would result in a longer time period to commercialization of such therapeutic candidate, could increase the cost of development of such therapeutic candidate and could harm our competitive position in the marketplace. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.
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
We engage a number of third-party suppliers and service providers to supply critical goods and services, such as contract research services, contract manufacturing services and IT services. Disruptions to the business, financial stability or operations of these suppliers and service providers, including due to strikes, labor disputes or other disruptions to the workforce, for instance, if, as a result of the ongoing COVID-19 pandemic, employees are not able to come to work, or to their willingness and ability to produce or deliver such products or provide such services in a manner that satisfies the requirements put forth by the authorities, or in a manner that satisfies our own requirements, could affect our ability to develop and market our future therapeutic candidates on a timely basis. If these suppliers and service providers were unable or unwilling to continue to provide their products or services in the manner expected, or at all, we could encounter difficulty finding alternative suppliers. Even if we are able to secure appropriate alternative suppliers in a timely manner, costs for such products or services could increase significantly. Additionally, since the beginning of the pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA, and a number of those later received marketing approval. Additional vaccines may be authorized in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Any of these events could adversely affect our results of operations and our business.

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
Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. (PTC). In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are PMOs approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc. (Sarepta), and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated following a Phase 2 clinical trial for patients amenable to exon 51 skipping along with SRP-5053, SRP-5045 and SRP-5044 in preclinical development, Nippon Shinyaku Co. Ltd., which recently completed a Phase 1/2 clinical trial for patients amenable to exon 44 skipping in Japan, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Avidity Biosciences, Inc. (Avidity), which is in preclinical development with antibody oligonucleotide conjugates for exons 44 (AOC-1044), 45 and 51 that target dystrophin production, Wave Life Sciences Ltd., which is clinically evaluating WVE-N531, a splicing clinical candidate that is designed to target exon 53 within the dystrophin gene, Dyne Therapeutics, Inc. (Dyne), which is pursuing antibody fragment-oligonucleotide conjugates for exons 44, 45, 51 (clinical candidate DYNE-251), and 53, PepGen, Inc. with PGN-EDO51, a clinical candidate designed to address exon 51, and BioMarin Pharmaceutical Inc., which is in preclinical development with BMN 351, an antisense oligonucleotide therapy for exon 51. In addition, several companies are developing gene therapies to treat DMD, including Pfizer Inc. (PF-06939926), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-001), and REGENXBIO (RGX-202). Gene editing treatments that are in preclinical development are also being pursued by Vertex Pharmaceuticals, Inc. (Vertex) and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.
We expect to face competition from existing products and products in development for each of our therapeutic candidates. There are currently no approved therapies to treat the underlying cause of DM1. Therapeutic candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; AOC-1001, an antibody linked siRNA in clinical development by Avidity; DYNE-101, an antibody fragment conjugated to an ASO targeting DM1 protein kinase knockdown in clinical development by Dyne; a peptide-nucleic acid targeting CUG repeats in development by NeuBase Therapeutics, Inc.; EDODM1, a linear peptide conjugated to a PMO targeting CUG repeats in preclinical development by PepGen, Inc.; a small molecule targeting GTG repeats in preclinical development by Design Therapeutics, Inc.; gene editing treatments in preclinical development by Vertex; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; and small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.
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
As of June 30, 2022, we had 122 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2030, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction began April 1, 2022 and was in effect through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. In addition, on December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future. Further, CMS published a final rule that would give states greater flexibility as of 2020 in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Additionally, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions.

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
To date, we have not experienced a material financial impact or significant business disruptions, including with our vendors, or impairments of any of our assets as a result of the ongoing COVID-19 pandemic. We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. We have taken precautionary measures intended to help minimize the risk of the virus to our employees, including embracing a hybrid work environment where permissible and appropriate, providing for social distancing, increased sanitization of our facilities and providing personal protective equipment for our employees. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners. We are continuing to monitor the potential impact of the ongoing COVID-19 pandemic, but we cannot be certain what the overall impact of the COVID-19 pandemic will be on our business, financial condition, results of operations and prospects.
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
Recent volatility in capital markets and lower market prices for many securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.

Our operations consume substantial amounts of cash, and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new solutions, retain or expand our current levels of personnel, improve our existing solutions, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

•finance unanticipated working capital requirements;
•develop or enhance our technological infrastructure and our existing solutions;
•pursue acquisitions or other strategic relationships; and
•respond to competitive pressures.
Accordingly, we may need to pursue equity or debt financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.
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
•general economic, political, industry and market conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war (such as the conflict between Russian Ukraine) or terrorism; and
•other events or factors, many of which are beyond our control.
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
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 87.9% of our outstanding voting stock as of June 30, 2022. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
Most recently, the ongoing COVID-19 pandemic created a shortage of available resources at the FDA. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Additionally, during the COVID-19 pandemic, the FDA has stated that it is working to ensure timely reviews of applications for medical products in line with its user fee performance goals. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended June 30, 2022 that were not registered under the Securities Act of 1933, as amended (the Securities Act).
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
Date: August 11, 2022

ENTRADA THERAPEUTICS, INC.

By:	/s/ Dipal Doshi
Name:	Dipal Doshi
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kory Wentworth
Name:	Kory Wentworth
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)