Form 10-Q
period 2022-09-30
Entrada Therapeutics, Inc.
filed 2022-11-07
CIK 1689375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2022, the registrant had 31,406,165 shares of common stock, $0.0001 par value per share, outstanding.

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
•Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead EEV therapeutic candidates, ENTR-601-44 and ENTR-701. Delay or failure to advance programs or modalities, including ENTR-601-44 and ENTR-701 could adversely impact our business.
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$53,311	$291,064
Marketable securities	162,261	—
Prepaid expenses and other current assets	19,161	7,636
Total current assets	234,733	298,700
Property and equipment, net	7,444	6,261
Restricted cash	3,950	—
Right-of-use assets, operating leases	27,382	—
Other non-current assets	954	872
Total assets	$274,463	$305,833
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,341	$706
Accrued expenses and other current liabilities	11,951	6,013
Operating lease obligations, current portion	8,259	—
Total current liabilities	21,551	6,719
Operating lease obligations, non-current	19,692	—
Deferred rent, net of current portion	—	396
Total liabilities	41,243	7,115
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $0.0001; 150,000,000 shares authorized; 31,393,110 shares issued and 31,325,373 shares outstanding as of September 30, 2022 and 31,336,092 shares issued and 31,224,336 shares outstanding as of December 31, 2021	3	3
Additional paid‑in capital	399,620	392,384
Accumulated other comprehensive loss	(2,747)	—
Accumulated deficit	(163,656)	(93,669)
Total stockholders’ equity	233,220	298,718
Total liabilities and stockholders’ equity	$274,463	$305,833
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operating expenses:
Research and development	$18,958	$10,513	$50,924	$23,564
General and administrative	6,978	3,851	20,745	9,103
Total operating expenses	25,936	14,364	71,669	32,667
Loss from operations	(25,936)	(14,364)	(71,669)	(32,667)
Other income (expense):
Interest and other income (expense), net	799	(66)	1,682	(44)
Total other income (expense), net	799	(66)	1,682	(44)
Net loss	$(25,137)	$(14,430)	$(69,987)	$(32,711)
Net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(9.78)	$(2.24)	$(24.18)
Weighted‑average common shares outstanding, basic and diluted	31,298,052	1,475,170	31,273,612	1,352,721
Other comprehensive loss:
Unrealized loss on marketable securities	(482)	—	(2,747)	—
Total other comprehensive loss	(482)	—	(2,747)	—
Total comprehensive loss	$(25,619)	$(14,430)	$(72,734)	$(32,711)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	85,299,885	$81,658	1,244,139	$—	$1,021	$—	$(42,511)	$(41,490)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $420	53,522,099	115,831	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	16,453	—	29	—	—	29
Vesting of restricted common stock	—	—	4,326	—	—	—	—	—
Vesting of early exercised options	—	—	6,529	—	8	—	—	8
Stock‑based compensation	—	—	—	—	164	—	—	164
Net loss	—	—	—	—	—	—	(8,380)	(8,380)
Balances at March 31, 2021	138,821,984	$197,489	1,271,447	$—	$1,222	$—	$(50,891)	$(49,669)
Issuance of common stock upon exercise of stock options	—	—	119,359	—	212	—	—	212
Vesting of restricted common stock	—	—	4,327	—	—	—	—	—
Vesting of early exercised options	—	—	10,592	—	18	—	—	18
Stock‑based compensation	—	—	—	—	326	—	—	326
Net loss	—	—	—	—	—	—	(9,901)	(9,901)
Balances at June 30, 2021	138,821,984	$197,489	1,405,725	$—	$1,778	$—	$(60,792)	$(59,014)
Issuance of common stock upon exercise of stock options	—	—	57,661	—	106	—	—	106
Vesting of restricted common stock	—	—	2,884	—	—	—	—	—
Vesting of early exercised options	—	—	81,504	—	170	—	—	170
Stock‑based compensation	—	—	—	—	577	—	—	577
Net loss	—	—	—	—	—	—	(14,430)	(14,430)
Balances at September 30, 2021	138,821,984	$197,489	1,547,774	$—	$2,631	$—	$(75,222)	$(72,591)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY - CONTINUED
(In thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	—	$—	31,224,336	$3	$392,384	$—	$(93,669)	$298,718
Issuance of common stock upon exercise of stock options	—	—	24,891	—	50	—	—	50
Vesting of early exercised options	—	—	15,224	—	35	—	—	35
Stock‑based compensation	—	—	—	—	1,794	—	—	1,794
Other comprehensive loss	—	—	—	—	—	(1,535)	—	(1,535)
Net loss	—	—	—	—	—		(21,671)	(21,671)
Balances at March 31, 2022	—	$—	31,264,451	$3	$394,263	$(1,535)	$(115,340)	$277,391
Issuance of common stock upon exercise of stock options	—	—	5,259	—	11	$—	—	11
Vesting of early exercised options	—	—	14,738	—	34	—	—	34
Stock‑based compensation	—	—	—	—	2,512	—	—	2,512
Other comprehensive loss	—	—	—	—	—	(730)	—	(730)
Net loss	—	—	—	—	—	—	(23,179)	(23,179)
Balances at June 30, 2022	—	$—	31,284,448	$3	$396,820	$(2,265)	$(138,519)	$256,039
Issuance of common stock upon exercise of stock options	—	—	26,868	—	60	—	—	60
Vesting of early exercised options	—	—	14,057	—	33	—	—	33
Stock‑based compensation	—	—	—	—	2,707	—	—	2,707
Other comprehensive loss	—	—	—	—	—	(482)	—	(482)
Net loss	—	—	—	—	—	—	(25,137)	(25,137)
Balances at September 30, 2022	—	$—	31,325,373	$3	$399,620	$(2,747)	$(163,656)	$233,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(69,987)	$(32,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,370	753
Stock‑based compensation expense	7,013	1,068
Amortization of premiums and discounts on marketable securities, net	255	—
(Gain) loss on disposal of property and equipment	(1)	153
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,020)	(449)
Right-of-use assets, operating leases	5,609	—
Other non-current assets	(82)	(1,923)
Accounts payable	694	311
Accrued expenses and other current liabilities	6,104	2,138
Operating lease liabilities	(5,437)	—
Deferred rent	—	339
Net cash used in operating activities	(66,482)	(30,321)
Cash flows from investing activities:
Purchases of property and equipment	(2,179)	(3,258)
Purchases of marketable securities	(221,977)	—
Maturities of marketable securities	56,714	—
Net cash used in investing activities	(167,442)	(3,258)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	115,831
Proceeds from exercise of stock options	121	347
Proceeds from the early exercise of stock options	—	528
Net cash provided by financing activities	121	116,706
Net increase (decrease) in cash, cash equivalents, and restricted cash	(233,803)	83,127
Cash, cash equivalents, and restricted cash at beginning of period	291,064	39,045
Cash, cash equivalents, and restricted cash at end of period	$57,261	$122,172
Supplemental cash flow disclosures:
Deferred financing costs in accounts payable and accrued expenses	$—	$505
Purchases of property and equipment included in accounts payable and accrued expenses	$32	$832
Right-of-use assets obtained in exchange for operating lease liabilities	$32,991	$—
Transfer of deposits for equipment from operating to investing cash flows	$495	$—
Vesting of options early exercised subject to repurchase	$102	$195
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
In accordance with Accounting Standards Codification (ASC) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company has incurred losses since its inception, including losses of $70.0 million and $32.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company had an accumulated deficit of $163.7 million. To date, the Company has funded its operations primarily through the sale of equity securities. The Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities of $215.6 million as of September 30, 2022 will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its business strategy and may pursue additional cash resources through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing, or other arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed or on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
2. Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (Annual Report), except as noted immediately below.
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements, except for the adoption of ASU No. 2016-02 Leases (Topic 842), as discussed further in Recently Adopted Accounting Pronouncements and Note 11 Leases. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted, as is permitted by GAAP. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2022, and results of operations for the interim periods ended September 30, 2022 and 2021.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2021 and 2020, and the notes thereto, included in the Company’s Annual Report.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. At September 30, 2022 and December 31, 2021, cash and cash equivalents include standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries. At September 30, 2022, cash equivalents also includes debt securities classified as cash equivalents.
As of September 30, 2022, restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities located at One Design Center Place, Boston, Massachusetts. As of December 31, 2021, the Company had no restricted cash. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$53,311	$291,064
Restricted cash	3,950	—
Total cash, cash equivalents and restricted cash	$57,261	$291,064
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
Comprehensive Loss
Comprehensive loss includes net loss and other comprehensive income (loss). For the three and nine months ended September 30, 2022, comprehensive loss consists of net loss and changes in unrealized gains and losses on marketable securities. Comprehensive loss was equal to net loss for the three and nine months ended September 30, 2021.

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
3. Marketable Securities
The following is a summary of the Company's marketable securities at September 30, 2022 (in thousands). The Company did not have any marketable securities as of December 31, 2021.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$103,011	$—	$1,264	$101,747
Corporate debt securities	34,956	—	622	34,334
Total securities with a maturity of one year or less	$137,967	$—	$1,886	$136,081

U.S. government agency securities and treasuries	11,790	—	263	11,527
Corporate debt securities	15,251	—	598	14,653
Total securities with a maturity of one to two years	$27,041	$—	$861	$26,180
Total available-for-sale securities	$165,008	$—	$2,747	$162,261

As of September 30, 2022, the Company had 36 marketable securities with a total fair market value of $162.3 million in an unrealized loss position, of which none were in a continuous unrealized loss position for more than twelve months. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and primarily related to the change in market interest rates since purchase and believes that it is more likely than not that it will be able to hold its debt securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity.
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the three and nine months ended September 30, 2022.
The summary above excludes $9.0 million of debt securities classified as cash equivalents. For all debt securities classified as cash equivalents, amortized cost approximated fair value.

4. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$44,074	$—	$—	$44,074
U.S. government agency securities and treasuries	—	8,987	—	8,987
Marketable securities:
U.S. government agency securities and treasuries	—	113,274	—	113,274
Corporate bonds	—	48,987	—	48,987
Total	$44,074	$171,248	$—	$215,322

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$290,814	$—	$—	$290,814
Total	$290,814	$—	$—	$290,814
(1)The cash equivalent amounts above do not include $0.3 million of cash related to checking accounts included in cash and cash equivalents as of September 30, 2022 and December 31, 2021. These amounts are excluded as no valuation is needed for cash in checking accounts.
Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. The Company measures its debt securities at fair value on a recurring basis using inputs that are observable or can be corroborated by observable market data and classifies those instruments within Level 2 of the fair value hierarchy.
5. Property and Equipment, Net
Property and equipment, net consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Laboratory equipment	$7,939	$5,988
Furniture and fixtures	161	96
Computer equipment	43	37
Leasehold improvements	2,026	1,556
Construction in progress	51	—
Total property and equipment	10,220	7,677
Less: Accumulated depreciation	(2,776)	(1,416)
Property and equipment, net	$7,444	$6,261
Depreciation expense for the three months ended September 30, 2022 and 2021 was $0.5 million and $0.3 million, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $1.4 million and $0.8 million, respectively.

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Employee compensation and benefits	$4,033	$4,077
External research and development expenses	2,620	1,032
General and administrative professional service expenses	563	419
Tenant Improvement Costs	4,494	—
Other	241	485
Total accrued expenses and other current liabilities	$11,951	$6,013
The accrued tenant improvement costs in the table above relate to the lease agreement between the Company and IDB 17-19 Drydock Limited Partnership as further discussed in Note 11 Leases.
7. Common Stock and Preferred Stock
Common Stock
As of September 30, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share.
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance as of:

	September 30, 2022	December 31, 2021
Exercise of outstanding stock options	5,002,730	3,461,870
Vesting of outstanding restricted stock	445,445	—
Future awards under the 2021 Stock Option and Incentive Plan	2,048,905	2,843,255
Future awards under the 2021 Employee Stock Purchase Plan	591,055	278,762
Total shares of authorized common stock reserved for future issuance	8,088,135	6,583,887
Preferred Stock
As of September 30, 2022 and December 31, 2021, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share, in one or more series and to fix the rights, preferences, privileges and restrictions thereof. As of September 30, 2022 and December 31, 2021, there were no shares of undesignated preferred stock issued or outstanding.
8. Stock-Based Compensation
2021 Plan
The total shares of common stock authorized for issuance under the 2021 Stock Option and Incentive Plan (2021 Plan) increased from 3,986,270 as of December 31, 2021 to 5,255,443 as of September 30, 2022 primarily due to the automatic annual increase provision.
2021 Employee Stock Purchase Plan
The total shares of common stock authorized for issuance under the 2021 Employee Stock Purchase Plan (2021 ESPP) increased from 278,762 as of December 31, 2021 to 591,055 as of September 30, 2022 due to the automatic annual increase provision within the 2021 ESPP. The first offering period commenced on July 1, 2022 and will end on December 15, 2022.
2016 Plan
The total shares of common stock authorized for issuance under the 2016 Plan as of September 30, 2022 and December 31, 2021 were 2,241,637 shares and 2,318,855 shares, respectively.
Stock-Based Compensation
Stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$1,158	$182	$2,836	$344
General and administrative expenses	1,549	396	4,177	724
Total	$2,707	$578	$7,013	$1,068
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted during the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Risk‑free interest rate	2.11%	0.99%
Expected volatility	71%	74%
Expected dividend yield	—	—
Expected term (in years)	6.04	6.02
Early Exercise of Unvested Stock Options
Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in current liabilities on the balance sheet. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. Vesting can occur in the year of exercise and thereafter. There were 67,737 and 111,756 unvested shares related to early exercises of stock options as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the liability associated with the unvested early exercise of stock options was $0.2 million and $0.3 million, respectively.

Stock Options
The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2022:

	Number of Shares	Weighted‑ Average Exercise Price

Outstanding as of December 31, 2021	3,461,870	$10.38
Granted	1,660,987	11.34
Exercised	(57,018)	2.12
Forfeited	(63,109)	11.83
Outstanding as of September 30, 2022	5,002,730	$10.77
Exercisable as of September 30, 2022 (1)	2,506,844	$7.16
(1)This represents the number of vested and unvested options exercisable as of September 30, 2022.
The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2022 and 2021 was $7.26 per share and $6.02 per share, respectively. As of September 30, 2022, there was $26.2 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.02 years.
Restricted Stock Units
During the nine months ended September 30, 2022, restricted stock units (RSUs) were granted to employees with vesting conditions based on continued service over time. Accordingly, stock-based compensation expense for such awards is recognized using a straight-line attribution model over the vesting term of each RSU. The fair value of each RSU is based on the closing price of the Company's common stock on the date of grant.
A summary of restricted stock activity during the nine months ended September 30, 2022 is as follows:

	Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested as of December 31, 2021	—	$—
Issued	456,845	12.05
Forfeited	(11,400)	11.62
Unvested as of September 30, 2022	445,445	$12.06
As of September 30, 2022, there was $4.7 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 3.49 years.
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

10. Commitments and Contingencies
The Company's commitments, including significant license agreements, are disclosed in Note 9 Commitments and Contingencies in the audited financial statements for the year ended December 31, 2021, and notes thereto, included in the Company’s Annual Report. Since the date of those financial statements, there have been no material changes to its commitments except those discussed in Note 11 Leases.
11. Leases
The Company’s operating lease activity is comprised of non-cancelable facility leases for office and laboratory space in Boston, Massachusetts. The Company entered into an operating lease for office and laboratory space in Boston, Massachusetts in February 2020, and entered into subsequent amendments in 2021. The amendments run co-terminus with the existing lease. The Company has a total of 42,046 square feet licensed at this facility. The Company has the option to terminate the lease and amendments after November 30, 2023 without penalty. At the adoption of ASC 842, the Company concluded that it is not reasonably certain that it will exercise this option to terminate the lease early. Therefore, lease payments through November 2025 are included in the right-of-use asset and lease liabilities in the condensed consolidated balance sheets. The Company paid a security deposit of $0.8 million, which is recorded as a component of other non-current assets in the accompanying condensed consolidated balance sheets.
The components of operating lease cost were as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease cost	$2,294	$6,479
Variable lease cost	—	—
Total lease cost	$2,294	$6,479
Supplemental information related to operating leases was as follows:

Other information	Nine Months Ended September 30, 2022
Operating cash flows used for operating leases (in thousands)	$6,306
Weighted average remaining lease term	3.2 years
Weighted average discount rate	3.81%
Future payments due under operating leases as of September 30, 2022 were as follows (in thousands):

Maturity of Lease Liability	As of September 30, 2022
2022 (excluding the nine-months ended September 30, 2022)	$2,268
2023	9,219
2024	9,494
2025	8,650
Thereafter	—
Total lease payments	$29,631
Less: imputed interest	(1,680)
Present value of operating lease liabilities	$27,951
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

    The initial fixed rental rate is $0.5 million per month, which is for a 12 month period during which the base rent is payable for 65,000 square feet, and will increase 3% per annum thereafter for the entire 81,442 square feet leased. Base rent becomes due upon the earlier of (i) the Company’s occupancy of the Premises for use in its regular operations, or (ii) 10 months following the Commencement Date, provided that in the event the Landlord’s build-out of the Premises is not complete on such date, base rent becomes due upon substantial completion of such build-out. Under the terms of the IDB Lease, the Landlord will provide an allowance in an amount not to exceed $19.5 million (calculated at a rate of $240.00 per rentable square foot of the Premises) toward the cost of completing tenant improvements for the Premises. In addition, the Company has the right to require the Landlord to provide an additional contribution in an amount not to exceed $1.6 million (calculated at a rate of $20.00 per rentable square foot of the Premises) toward the cost of tenant improvements to the Premises, which amount shall be repaid by the Company in an amount of equal monthly payments of principal and interest as would be necessary to repay a loan in the full amount of the additional contribution used by the Company, subject to an 8% annual interest charge, on a level direct reduction basis over a 120 month period. The Company will be required to pay its share of operating expenses, taxes and any other expenses payable under the IDB Lease. In connection with the execution of the IDB Lease, the Company executed a cash-collateralized letter of credit, which may be reduced in the future subject to reduction requirements specified in the IDB Lease therein. The cash collateralizing the letter of credit is classified as restricted cash on the Company's condensed consolidated balance sheets.
The Company concluded that the improvements resulting from both the Landlord's build-out and the tenant improvements are the Landlord's assets for accounting purposes. Costs incurred by the Company related to the tenant improvements up to the Landlord's allowance are pass-through costs and will be reimbursed. Costs incurred by the Company related to the tenant improvements in excess of the Landlord's allowance will be treated as prepaid rent and will increase the right-of-use asset once the accounting commencement date occurs. As of September 30, 2022, the Company has incurred $13.7 million related to the build out of the lease space prior to the commencement date. The amount is included in other current assets as the Company expects to receive reimbursement for such costs in the next 12 months. The accounting commencement date, which has not occurred as of September 30, 2022, will occur when both the Landlord's build-out and the tenant improvements are substantially complete. The Company will assess the classification of the IDB Lease at the accounting commencement date and measure the right-of-use asset and lease liability. As the accounting commencement date had not occurred as of September 30, 2022, the IDB Lease is excluded from the table above.

12. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(25,137)	$(14,430)	$(69,987)	$(32,711)
Denominator:
Weighted‑average common shares outstanding, basic and diluted	31,298,052	1,475,170	31,273,612	1,352,721
Net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(9.78)	$(2.24)	$(24.18)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2022	2021
Redeemable convertible preferred stock (as converted to common stock)	—	19,185,183
Unvested restricted common stock	445,445	—
Unvested shares from early exercises	67,737	136,520
Stock options to purchase common stock	5,002,730	2,369,563
	5,515,912	21,691,266
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
Entrada expects to file its first IND for ENTR-601-44 for patients with DMD who are amenable to exon 44 skipping in the fourth quarter of 2022. Following regulatory feedback and potential IND clearance, Entrada plans to initiate a single ascending dose study in healthy volunteers with initial clinical data anticipated in the second half of 2023. A second IND for ENTR-701 for the potential treatment of DM1 is planned for the second half of 2023. The Company is also on track to nominate a clinical candidate for its second DMD program, for patients who are amenable to exon 45 skipping, in the fourth quarter of 2022 and has initiated discovery efforts on additional exon skipping programs. There are currently no treatments for patients with DMD who are exon 44 skipping amenable or for patients with DM1.
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
We have incurred losses since our inception. Our net losses were $70.0 million and $32.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $163.7 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we advance our platform and EEV therapeutic candidates into later stages of preclinical development and, if successful, clinical development. We will not generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more therapeutic candidates, if ever. If we obtain regulatory approval for any therapeutic candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.
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
As of September 30, 2022, we had cash, cash equivalents and marketable securities of $215.6 million. We believe that our cash, cash equivalents and marketable securities as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
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
Therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our platform development efforts and planned preclinical and clinical development activities in the near term and in the future. We expect that the research and development expenses of our programs will increase in the near term as we initiate investigational new drug (IND)-enabling activities for our therapeutic candidates and prepare to initiate our first clinical trial. Therefore, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our therapeutic candidates. The successful development of our therapeutic candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:
•the scope, timing, rate of progress and expenses of our ongoing and potential future research activities, including preclinical and IND-enabling studies, clinical trials and other research and development activities we decide to pursue;
•the successful initiation, enrollment, and completion of clinical trials under the FDA's Good Clinical Practices (GCPs);

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
Interest and Other Income (Expense), net
Interest and other income (expense), net consists primarily of interest earned on our invested cash equivalents and marketable securities, gains and losses on disposal of fixed assets and gains and losses on foreign currency transactions.
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
Results of Operations
Comparison of the three months ended September 30, 2022 and 2021

	Three Months Ended September 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$18,958	$10,513	$8,445
General and administrative	6,978	3,851	3,127
Total operating expenses	25,936	14,364	11,572
Loss from operations	(25,936)	(14,364)	(11,572)
Other income (expense):
Interest and other income (expense), net	799	(66)	865
Total other income (expense), net	799	(66)	865
Net loss	$(25,137)	$(14,430)	$(10,707)
Research and Development Expenses

	Three Months Ended September 30,
(in thousands)	2022	2021	Change
Personnel related (including stock‑based compensation)	$6,257	$3,641	$2,616
External expenses performed by outside consulting services, including third-party CROs	9,172	3,148	6,024
Lab supplies used in research and development activities	986	1,962	(976)
Facility and equipment related costs (including depreciation) and other unallocated costs	2,543	1,762	781
Total research and development expenses	$18,958	$10,513	$8,445

Research and development expenses were $19.0 million for the three months ended September 30, 2022, compared to $10.5 million for the three months ended September 30, 2021. The increase of $8.5 million in research and development expenses was primarily attributable to:
•an increase of $6.0 million in external expenses associated with discovery and preclinical studies performed by outside consulting services, including third party CROs, due the continued progress of our research and development programs;
•an increase of $2.6 million in personnel-related costs driven by an increased headcount in our research and development function, inclusive of stock-based compensation expense of $1.2 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively;
•an increase of $0.8 million in facility and equipment-related costs, including rent and depreciation, and other unallocated miscellaneous expenses in connection with the operating lease for our corporate headquarters; and
•a decrease of $0.9 million in lab supplies due to the timing of purchases of lab supplies and our program spend shifting to external expenses.
We expect our research and development expenses will continue to increase as we continue our current research and development activities, initiate new research programs, continue our preclinical development of therapeutic candidates and progress ENTR-601-44, ENTR-701, and future product candidates into clinical trials.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2022 were $7.0 million, compared to $3.9 million for the three months ended September 30, 2021. The increase of $3.1 million was primarily attributable to the following:
•a $1.8 million increase in personnel costs, primarily a result of the increase in headcount in our general and administrative function, inclusive of stock-based compensation expense of $1.5 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively;
•a $0.8 million increase in other miscellaneous expenses, primarily attributable to increased insurance costs as a public company; and
•a $0.5 million increase in professional services costs, primarily attributable to legal and outside consulting services to support our continued research activities and development of our programs.
Interest and Other Income (Expense), net
Total interest and other income, net was $0.8 million for the three months ended September 30, 2022, compared to less than $0.1 million of interest and other expense for the three months ended September 30, 2021; this increase is primarily driven by interest on money market and marketable securities investments.
Comparison of the nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$50,924	$23,564	$27,360
General and administrative	20,745	9,103	11,642
Total operating expenses	71,669	32,667	39,002
Loss from operations	(71,669)	(32,667)	(39,002)
Other income (expense):
Interest and other income (expense), net	1,682	(44)	1,726
Total other income (expense), net	1,682	(44)	1,726
Net loss	$(69,987)	$(32,711)	$(37,276)

Research and Development Expenses

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Personnel related (including stock‑based compensation)	$16,909	$8,499	$8,410
External expenses performed by outside consulting services, including third-party CROs	23,869	6,458	17,411
Lab supplies used in research and development activities	3,055	3,790	(735)
Facility and equipment related costs (including depreciation) and other unallocated costs	7,091	4,817	2,274
Total research and development expenses	$50,924	$23,564	$27,360
Research and development expenses were $50.9 million for the nine months ended September 30, 2022, compared to $23.6 million for the nine months ended September 30, 2021. The increase of $27.3 million in research and development expenses was primarily attributable to:
•an increase of $17.4 million in external expenses associated with discovery and preclinical studies performed by outside consulting services, including third party CROs, due to the progress of our research and development programs;
•an increase of $8.4 million in personnel-related costs driven by an increased headcount in our research and development function, inclusive of stock-based compensation expense of $2.8 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively;
•an increase of $2.3 million in facility and equipment-related costs, including rent, depreciation, and other unallocated miscellaneous expenses in connection with the operating lease for our corporate headquarters; and
•a decrease of $0.7 million in lab supplies due to the timing of purchases of lab supplies and our program spend shifting to external expenses.
We expect our research and development expenses will continue to increase as we continue our current research and development activities, initiate new research programs, continue our preclinical development of therapeutic candidates and progress ENTR-601-44, ENTR-701, and future product candidates, into clinical trials.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2022 were $20.7 million, compared to $9.1 million for the nine months ended September 30, 2021. The increase of $11.6 million was primarily attributable to the following:
•a $6.7 million increase in personnel costs, primarily a result of the increase in headcount in our general and administrative function, inclusive of stock-based compensation expense of $4.2 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively;
•a $2.4 million increase in other miscellaneous expenses, primarily attributable to increased insurance costs as a public company;
•a $2.2 million increase in professional services costs, primarily attributable to legal and outside consulting services to support our continued research activities and development of our programs; and
•a $0.4 million increase in facility and equipment-related expenses in connection with the operating lease for our corporate headquarters.
Interest and Other Income (Expense), net
Total interest and other income, net was $1.7 million for the nine months ended September 30, 2022, compared to less than $0.1 million of interest and other expense for the nine months ended September 30, 2021; this increase is primarily driven by interest earned on money market and marketable securities investments.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2016, we have incurred significant operating losses. Our net losses were $70.0 million and $32.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $163.7 million and $93.7 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future as we further our platform development and advance the preclinical and, if successful, the clinical development of our programs. Since our inception, we have raised over $400.0 million in private and public capital from leading biotechnology investors, most recently, with net proceeds of $190.7 million from the sale of common stock in our IPO in November 2021. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $215.6 million.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(66,482)	$(30,321)
Net cash used in investing activities	(167,442)	(3,258)
Net cash provided by financing activities	121	116,706
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(233,803)	$83,127
Operating Activities
For the nine months ended September 30, 2022, net cash used in operating activities was $66.5 million, consisting of our net loss of $70.0 million and a net increase in our working capital of $5.1 million, partially offset by adjustments for non-cash expenses relating to stock-based compensation expense of $7.0 million, depreciation expense of $1.4 million, and amortization of premiums and discounts on marketable securities of $0.2 million.
For the nine months ended September 30, 2021, net cash used in operating activities was $30.3 million, consisting of our net loss of $32.7 million, partially offset by a net decrease in our working capital of $0.4 million and adjustments for non-cash expenses relating to stock-based compensation expense of $1.1 million, depreciation expense of $0.8 million, and loss on disposal of assets of $0.1 million.
Investing Activities
Net cash used in investing activities was $167.4 million for the nine months ended September 30, 2022, consisting primarily of $222.0 million in purchases of marketable securities, partially offset by $56.7 million from the maturities of those marketable securities, and $2.1 million of purchases of property and equipment.
Net cash used in investing activities was $3.3 million for the nine months ended September 30, 2021, resulting from our purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2022, consisting of stock option exercises.
Net cash provided by financing activities was $116.7 million for the nine months ended September 30, 2021, consisting of $115.8 million of net proceeds from the sale of our Series B Preferred Stock in March 2021, and $0.9 million of stock option exercises, inclusive of early exercises of stock options, of $0.5 million.

Future Funding Requirements
We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. In addition, we expect to incur additional costs associated with operating as a public company. Our operating expenses and future funding requirements are expected to increase substantially as we continue to advance our portfolio of programs. We believe that our cash, cash equivalents and marketable securities as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Contractual Obligations and Commitments
Lease Commitments
During the nine months ended September 30, 2022, there were no material changes to our contractual obligations and commitments from those described in Note 9 Commitments and Contingencies to our financial statements in our Annual Report, with the exception of our lease agreement for One Design Center Place, which was signed on March 16, 2022. For additional information regarding our leased facilities, refer to Note 11 Leases to our condensed consolidated financial statements in this Quarterly Report.
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
We will remain an EGC until the earliest to occur of (i) the last day of the fiscal year following the fifth anniversary of the completion of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous rolling three-year period or (iv) the date on which we are deemed to be a large accelerated filer under the Securities Exchange Act of 1934, as amended (the Exchange Act).
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the SEC)'s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2022, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.
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
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a preclinical-stage biopharmaceutical company with a limited operating history upon which our stockholders can evaluate our business and prospects. All of our development programs, including our lead therapeutic candidates, ENTR-601-44 and ENTR-701, are in preclinical development or in the drug discovery stage. We commenced operations in 2016, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing our proprietary, highly versatile and modular EEV platform (EEV Platform), identifying EEV therapeutic candidates, establishing our intellectual property portfolio and conducting research and preclinical studies. Our approach to the discovery and development of therapeutic candidates based on our EEV Platform is unproven, and we do not know whether we will be able to conduct clinical studies on our therapeutic candidates, develop any therapeutic candidates that succeed in clinical development or produce products of commercial value. As an organization, we have not yet initiated or completed any clinical trials, obtained regulatory approvals, manufactured a clinical- or commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any significant revenue. Our net losses were $70.0 million and $32.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $163.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.

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
We are early in our development efforts and all our development programs, including our lead therapeutic candidates ENTR-601-44 and ENTR-701, are in the preclinical or drug discovery stage. We have invested substantially all of our research efforts to date in developing our EEV Platform, identifying potential therapeutic candidates and conducting preclinical studies. As an organization, we have never conducted any clinical trials or submitted an application for regulatory approval, and we may be unable to do so for our therapeutic candidates. We have not yet submitted an IND for ENTR-601-44 or completed IND-enabling studies for ENTR-701, our lead clinical candidates, and we will need to do so, including clearing such IND with the FDA for ENTR-601-44, to support the progression of ENTR-601-44 and ENTR-701 into and through clinical studies. In addition, we have a development portfolio of programs that are in earlier stages of development and have not yet initiated or completed IND-enabling studies. We may never advance any therapeutic candidates through IND-enabling studies and receive authorization from the FDA, to proceed under an IND prior to initiating their clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our therapeutic candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
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
•successful enrollment and completion of clinical trials, including under the FDA’s cGCPs, GLPs and any additional regulatory requirements from foreign regulatory authorities;
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
The results from preclinical studies or clinical trials of a therapeutic candidate may not predict the results of later clinical trials of the therapeutic candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of ENTR-601-44, ENTR-701 and other potential therapeutic candidates, we do not know whether ENTR-601-44, ENTR-701 or the other potential therapeutic candidates will perform in future clinical trials as they have performed in these prior studies. The positive results we have observed for our therapeutic candidates in early, non-GLP preclinical studies and animal models may not be predictive of our future clinical trials in humans. Furthermore, for some indications that we are pursuing there are no animal models that adequately mirror the human disease to predict any level of positive results. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many therapeutic candidates fail in clinical trials despite very promising early results. Unexpected observations or toxicities observed in our IND-enabling studies for example, could delay clinical trials for ENTR-601-44, ENTR-701 or our other development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and companies that have believed their therapeutic candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA approval. Additionally, we may conduct clinical trials that utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational therapeutic candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational therapeutic candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our therapeutic candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.
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
The risk of failure in developing therapeutic candidates is high. It is impossible to predict when or if any therapeutic candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any therapeutic candidate, we must complete preclinical development, submit an IND or foreign equivalent to permit initiation of clinical studies, and then conduct extensive clinical trials to demonstrate the safety and efficacy of therapeutic candidates in humans. We have not yet conducted a clinical trial of any therapeutic candidate. As an organization, we plan to advance ENTR-601-44 to IND submission in the fourth quarter of 2022, advance ENTR-701 to IND submission in the second half of 2023, and advance our EEV therapeutic candidate targeting exon 45. We have not previously conducted any clinical trials of any therapeutic candidates, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an IND, NDA or BLA or other comparable foreign regulatory submission for any therapeutic candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of ENTR-601-44, ENTR-701 or any other therapeutic candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our therapeutic candidates. Clinical trials may fail to demonstrate that our therapeutic candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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
•failure to perform in accordance with applicable GCPs;
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
We could also encounter delays if a clinical trial is suspended, placed on clinical hold or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or other regulatory authorities or recommended for suspension or termination by the Data Safety Monitoring Board (DSMB) for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our therapeutic candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from preclinical studies, clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their therapeutic candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval.
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
We have not evaluated any therapeutic candidates in human clinical trials,. Although other oligonucleotide therapeutics, enzyme replacement therapies and gene therapies have received regulatory approval, our EEV-based therapeutics are a novel approach to the delivery of biological therapeutics, which may present enhanced uncertainty associated with the safety profile of ENTR-601-44, ENTR-701 and other EEV-based therapeutics compared to more well-established classes of therapies. Moreover, it is impossible to predict when or if any therapeutic candidates we may develop will prove safe in humans. As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our therapeutic candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our proprietary EEV Platform, which leverages a novel and unproven approach. While we have observed favorable preclinical study results based on our EEV Platform, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any therapeutic candidates in clinical trials or in obtaining marketing approval thereafter. Our lead therapeutic candidates, ENTR-601-44 and ENTR-701, are in preclinical development and we have not yet submitted an IND or initiated any clinical trials for any therapeutic candidate. Our research methodology and novel approach to intracellular therapeutics may be unsuccessful in identifying additional therapeutic candidates, and any therapeutic candidates based on our EEV Platform may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the therapeutic candidates unmarketable or unlikely to receive marketing approval. Further, because all of our therapeutic candidates and development programs are based on our EEV Platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.
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
Regulatory authorities in some jurisdictions, including the United States and the EU, may also designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a therapeutic candidate as an orphan drug if it is a drug intended to treat a rare condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products (COMP) evaluates orphan designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting no more than five (5) in ten thousand (10,000) persons in the EU, or where it is unlikely the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers, and it may entitle the therapeutic to exclusivity in the United States and the EU. Even if we obtain orphan drug designation for a therapeutic candidate, we may not be able to obtain or maintain orphan drug exclusivity for that therapeutic candidate.
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
Additionally, now that the UK is no longer part of the EU, separate applications and procedures will be required to obtain regulatory approval for our products in the UK and EU. In particular, Great Britain is no longer covered by the centralized procedure for obtaining EU-wide marketing authorizations from the EMA for medicinal products (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland and centralized EU authorizations will continue to be recognized) and a separate process for authorization of drug products will be required in Great Britain. Until December 31, 2023, the Medicines and Healthcare Products Regulatory Agency may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization, however a separate application will still be required.
In addition, the regulatory regime in Great Britain at present broadly aligns with EU regulations, however, longer term, Great Britain is likely to develop its own legislation that diverges from that in the EU now that its regulatory system is independent from the EU and the Trade and Cooperation Agreement entered into by the EU and UK does not provide for mutual recognition of UK and EU pharmaceutical legislation. It is possible therefore, that there will be increased regulatory complexities in the UK and EU, which could disrupt the timing of any regulatory approvals that we may determine to pursue in these jurisdictions.
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
Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for therapeutic candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical trials are conducted in accordance with the study plan and protocols. Moreover, the FDA requires us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, clinicaltrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure our stockholders that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under conditions that comply with the FDA’s GMPs. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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
•if a collaborator of ours is involved in a business combination, the collaborator might de-emphasize or terminate the development or commercialization of any therapeutic candidate licensed to it by us;
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
Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. (PTC). In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are PMOs approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc. (Sarepta), and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated following a Phase 2 clinical trial for patients amenable to exon 51 skipping along with SRP-5053, SRP-5045, SRP-5050 and SRP-5044 in preclinical development, Nippon Shinyaku Co. Ltd., which recently completed a Phase 1/2 clinical trial for patients amenable to exon 44 skipping in Japan, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Avidity Biosciences, Inc. (Avidity), which announced the initiation of its Phase 1/2 clinical trial with antibody oligonucleotide conjugates for exon 44 (AOC-1044), and has similar programs for patients amenable to exon 45, and exon 51 skipping in preclinical development, Wave Life Sciences Ltd., which is clinically evaluating WVE-N531, a splicing clinical candidate that is designed to target exon 53 within the dystrophin gene, Dyne Therapeutics, Inc. (Dyne), which is pursuing antibody fragment-oligonucleotide conjugates for exons 44, 45, 51 (clinical candidate DYNE-251), and 53, PepGen, Inc. with PGN-EDO51, a clinical candidate designed to address exon 51, along with discovery programs targeting exons 53, 44, and 45, and BioMarin Pharmaceutical Inc., which is in preclinical development with BMN 351, an antisense oligonucleotide therapy for exon 51. In addition, several companies are developing gene therapies to treat DMD, including Pfizer Inc. (PF-06939926), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-003), and REGENXBIO (RGX-202). Gene editing treatments that are in preclinical development are also being pursued by Vertex Pharmaceuticals, Inc. (Vertex) and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.
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
The only currently-approved therapies for Pompe disease are alglucosidase alfa (Lumizyme in the United States, Myozyme in other geographies) and avalglucosidase alfa-ngpt (Nexviazyme in the United States), which are both forms of ERT delivered via IV infusions. There is one next-generation GAA enzyme in registration from Amicus Therapeutics Inc. (Amicus), and there are four gene therapies in the early stages of clinical development from Astellas Pharma Inc., Bayer AG, Roche Holding AG and Lacerta Therapeutics, Inc. There are five gene therapies in preclinical development from AVROBIO, Inc., Amicus, Provention Bio Inc., Selecta Biosciences, Inc. and Sarepta. There are three preclinical therapies targeting GYS1 inhibition from Aro Biotherapeutics, Maze Therapeutics, Inc. and Avidity, respectively. Denali has an ERT in preclinical development.
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
As of September 30, 2022, we had 124 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2030, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction began April 1, 2022 and was in effect through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. In addition, on December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future. Further, CMS published a final rule that would give states greater flexibility as of 2020 in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Additionally, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions. In August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of the IRA on our business and the healthcare industry in general is not yet known.

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
Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union (EU) General Data Protection Regulation (which became effective on May 25, 2018) and the United Kingdom (UK) General Data Protection Regulation (which became effective following UK withdrawal from the EU as of January 2021) also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
•failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical trials, patients dropping out of trials, length of time to achieve trial endpoints, additional time requirements for data analysis, NDA or BLA preparation, discussions with the FDA, a failure to align with the FDA regarding clinical trial endpoints and related approval criteria,an FDA request for additional nonclinical or clinical data, or unexpected safety or manufacturing issues;
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
Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are commercializing or plan to commercialize our therapeutic programs and in which we are developing other proprietary technologies. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our therapeutic programs and commercializing activities may give rise to claims of infringement of the patent rights of others. We are aware of third party patents that may cover certain aspects of therapeutic candidates that we are developing or may develop. We cannot assure our stockholders that our therapeutic programs and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our therapeutic programs, might assert as infringed by us. It is also possible that patents owned by third parties of which we are aware, but which we do not believe we infringe or that we believe we have valid defenses to any claims of patent infringement, could be found to be infringed by us. It is not unusual that corresponding patents issued in different countries have different scopes of coverage, such that in one country a third-party patent does not pose a material risk, but in another country, the corresponding third-party patent may pose a material risk to our planned products. As such, we review third-party patents in the relevant pharmaceutical markets. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that we may infringe.
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
We will be subject to the data protection laws of the European Union (EU) and United Kingdom (UK) in relation to personal data we collect from these territories. These laws impose additional obligations and risk upon our business, including substantial expenses and changes to business operations that are required to comply with these laws. The withdrawal of the UK from the EU (Brexit) and the subsequent separation of the data protection regimes of these territories means we are required to comply with separate data protection laws in the EU and UK which may lead to additional compliance costs and could increase our overall risk. The collection, use, storage, disclosure, transfer, and other processing of personal data in the EU is governed by the provisions of the General Data Protection Regulation, or the EU GDPR, which became effective on May 25, 2018. Further to Brexit, the EU GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. As of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the EU GDPR into UK law along with the UK Data Protection Act 2018, referred to as the UK GDPR and together with the EU GDPR, referred to as the GDPR. Failure to comply with the GDPR, and any supplemental European Economic Area, or EEA, country’s national data protection laws which may apply by virtue of the location of the individuals whose personal data we collect, may result in fines and other administrative penalties, including monetary penalties of up to €20/£17.5 million or 4% of worldwide revenue (whichever is higher). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
The GDPR imposes several requirements relating to processing personal data, including the requirement to provide notice to individuals about personal data processing activities, the lawful basis for processing personal data, having data processing agreements with third parties who process personal data, appointing data protection officers, conducting data protection impact assessments, record-keeping, responding to individuals’ requests to exercise their rights in respect of their personal data, notification of data breaches to the competent national data protection authority, and the implementation of safeguards to protect the security and confidentiality of personal data. The GDPR also imposes several additional requirements relating to the processing of health and other sensitive data which may require us to obtain consent from the individuals to whom the personal data relates.
The GDPR imposes strict rules on the transfer of personal data out of the EEA/UK to countries not regarded by the European Commission and the UK government as providing adequate protection, or third countries, including the United States. These transfers are prohibited unless an appropriate safeguard specified by data protection laws is implemented, such as the Standard Contractual Clauses, or SCCs, approved by the European Commission, or a derogation applies. A decision by the Court of Justice of the European Union, or CJEU, in 2020 Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems or Schrems II) invalidated the EU-U.S. Privacy Shield Framework (which was one of the primary mechanisms used by U.S. companies to import personal data from the EEA in compliance with the GDPR's cross-border data transfer restrictions) and affirmed the use of SCCs as an appropriate safeguard for the international transfer of personal data from the EU to third countries. The Schrems II decision also established that transfers made pursuant to the SCCs (and other similar appropriate transfer safeguards) need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred personal data, to ensure an “essentially equivalent” level of protection to that guaranteed in the EEA in the jurisdiction where the data importer is based, or Transfer Equivalence Test. On June 4, 2021, the EC issued new forms of SCCs (which replace the previous SCCs adopted under the Data Protection Directive) for data transfers from controllers or processors subject to the GDPR, to controllers or processors established outside the EU/EEA. The UK is not subject to the EC’s new standard contractual clauses but the UK Information Commissioner’s Office has published the UK’s own transfer mechanisms for personal data originating from the UK (the International Data Transfer Agreement and International Data Transfer Addendum (each an

IDTA)), which are in force as of March 21, 2022, to replace the old form SCCs for UK transfers. The new IDTAs must be used for any new contract entered into as of September 21, 2022 and implemented in existing contracts that incorporate the prior version of the SCCs by March 21, 2024. The UK has also implemented a similar Transfer Equivalence Test to the EU. We will be required to carry out Equivalence Tests and transition to the new forms of SCCs/IDTAs with service providers outside the UK/EEA who we utilize for the processing of UK/EEA personal data and any other parties outside the UK/EEA who we transfer UK/EEA personal data to. The international transfer obligations under the EU and UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA/UK personal data is located and which service providers we can utilize for the processing of EEA/UK personal data, particularly as the enforcement around GDPR international transfer compliance obligations is currently unclear. The above transfer requirements and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position.
Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (EC) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. .
The UK Government has also now introduced a Data Protection and Digital Information Bill, or the UK Bill, into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EU data protection regime and threaten the UK Adequacy Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk.
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
Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on the Company’s product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and manufacturers to manufacture clinical trial materials for our product candidates.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 79.5% of our outstanding voting stock as of September 30, 2022. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.
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

Most recently, the ongoing COVID-19 pandemic created a shortage of available resources at the FDA. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Additionally, during the COVID-19 pandemic, the FDA has stated that it is working to ensure timely reviews of applications for medical products in line with its user fee performance goals. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended September 30, 2022 that were not registered under the Securities Act of 1933, as amended (the Securities Act).
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

Purchase of Equity Securities
None.
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
Date: November 7, 2022

ENTRADA THERAPEUTICS, INC.

By:	/s/ Dipal Doshi
Name:	Dipal Doshi
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kory Wentworth
Name:	Kory Wentworth
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)