Form 10-K
period 2022-12-31
Entrada Therapeutics, Inc.
filed 2023-03-06
CIK 1689375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-40969
ENTRADA THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware			81-3983399
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

6 Tide Street
Boston	,	MA	02210
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s telephone number, including area code: (857) 520-9158
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TRDA	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of registrant’s common equity held by non-affiliates of registrant on June 30, 2022 was approximately $274.4 million based upon the closing sale price of the common stock as reported on The Nasdaq Global Market as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2023, the registrant had 33,076,359 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•the timing, scope and likelihood of regulatory filings and approvals, including timing of Investigational New Drug (IND) applications and final U.S. Food and Drug Administration (FDA) approval of our current therapeutic candidates or any future therapeutic candidates;
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
•our expectations regarding the potential benefits of the partnership, licensing and/or collaboration arrangements and other strategic arrangements and transactions we have entered into or may enter into in the future;
•the potential benefits of our technologies and programs, including those with strategic partners;
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
•the expected timing, progress and success of our collaboration with Vertex, including any future payments we may receive under our collaboration and license agreements, as well as our ability to identify and enter into future license agreements and collaborations;
•our beliefs and expectations regarding milestone, royalty or other payments that could be due to third parties under existing agreements;
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
In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “expect,” “estimate,” “seek,” “predict,” “future,” “project,” “potential,” “continue,” “target,” "contemplate," or the negative of these terms or other comparable terminology, and similar expressions, although not all forward-looking statements contain these identifying words. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Annual Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report and the documents that we reference in this Annual Report and have filed with the Securities and Exchange Commission (the SEC) thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this Annual Report represent our views as of the date of this Annual Report. We do not undertake any obligation to publicly update any forward-looking statement except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.
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
•The FDA has placed the IND application for ENTR-601-44 for the potential treatment of Duchenne muscular dystrophy on clinical hold. Should we be delayed in submitting a response to the clinical hold in the United States or our response is not satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all.
•Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead EEV therapeutic candidates, ENTR-601-44, ENTR-601-45 and ENTR-701. Delay or failure to advance programs or modalities, including ENTR-601-44, ENTR-601-45 and ENTR-701 could adversely impact our business.
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
•We have and may in the future enter into collaborations, licenses and other similar arrangements with third parties for the research, development and commercialization of certain of the therapeutic candidates we may develop, including our collaboration with Vertex Pharmaceuticals Incorporated (Vertex). If any such arrangements are not successful, we may not be able to capitalize on the market potential of those therapeutic candidates.
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

•If we or our collaborators are unable to obtain and maintain patent protection for our EEV Platform, therapeutic development programs and other proprietary technologies we develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our therapeutic programs and other proprietary technologies we may develop may be adversely affected.
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

PART I
Item 1. Business
Overview
We aim to transform the lives of patients by establishing Endosomal Escape Vehicle (EEV) therapeutics as a new class of medicines and become the world’s foremost intracellular therapeutics company. EEV therapeutics are comprised of small cyclic peptides that are chemically conjugated to a wide range of specific and active biological therapeutics. Our EEV therapeutics are designed to engage intracellular targets that have long been considered inaccessible and undruggable. Through our proprietary, highly versatile and modular EEV platform (EEV Platform), we are building a robust development portfolio of EEV therapeutic candidates designed to enable the efficient intracellular delivery of therapeutics in various organs and tissues with an improved therapeutic index. We believe that the potential success of our early programs can translate into the efficient development of additional EEV therapeutic candidates and allow us to build portfolios in neuromuscular disease and beyond.
We are initially focused on the development of EEV therapeutics for rare neuromuscular diseases, including Duchenne muscular dystrophy (DMD) and myotonic dystrophy type 1 (DM1). DMD is caused by genetic mutations that prevent the creation of functional dystrophin, a protein required to maintain the structural integrity of muscle cells. In our neuromuscular disease programs, we link EEVs to small strands of nucleic acids called oligonucleotides, including phosphorodiamidate morpholino oligomers (PMOs). We are developing EEV-PMOs that promote the skipping of these mutations associated with DMD. We believe that our EEV-PMO exon-skipping therapy will enable the production of functional dystrophin to slow, stop or even reverse disease progression. Our most advanced therapeutic candidate, ENTR-601-44, is being developed for patients with DMD that are exon 44 skipping amenable. On December 19, 2022, we announced that we received a clinical hold notice from the FDA regarding the IND application for ENTR-601-44. The FDA has requested that we gather and submit additional information regarding ENTR-601-44 and we are actively working to resolve the clinical hold in the United States as quickly as possible. Should we be delayed in submitting a response to the clinical hold in the United States or our response is not satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all. In addition, given the extraordinary unmet need, we are exploring a range of options globally with the goal of initiating a healthy volunteer trial in 2023. However, if our efforts in the United States and elsewhere are not successful, we may not be able to initiate the healthy volunteer clinical trial for ENTR-601-44 as planned, or at all. On January 9, 2023, we announced the selection of a second clinical candidate within our Duchenne franchise, ENTR-601-45, for the potential treatment of people living with Duchenne who are exon 45 skipping amenable. The Company plans to submit an IND application for ENTR-601-45 in the fourth quarter of 2024.
We are supporting the development of a third program, for patients with DM1 as part of our collaboration with Vertex Pharmaceuticals. Patients with DM1 carry extra cytosine-uracil-guanine (CUG) triplet repeats that result in misprocessing of several proteins and multisystemic clinical manifestations. ENTR-701 for DM1 is designed to block the triplet repeats in the messenger RNA (mRNA) that sequesters these critical proteins and restore muscle function. On December 7, 2022, Entrada and Vertex Pharmaceuticals Incorporated (Vertex) entered into a Strategic Collaboration and License Agreement (the Vertex Agreement) pursuant to which the Company granted Vertex an exclusive worldwide license to research, develop, manufacture, and commercialize ENTR-701 as well as any additional EEV-based therapeutic candidates that may be identified by the Company for the potential treatment of DM1 in the course of the parties’ four-year global research collaboration. On February 8, 2023, following the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, Entrada and Vertex closed the Vertex Agreement. IND enabling studies are ongoing.
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
•Serum stability and extended half-life: Based on preclinical studies, we have observed that EEVs have increased stability and extended half-life due to their unique cyclic structure, which limits protease-mediated degradation. We believe this may enable increased systemic exposure.
•Broad biodistribution: EEVs target phospholipid bilayers, which we believe can enable delivery to any cell in the body, regardless of route of administration. We have shown biodistribution to a wide range of organs, tissues and cells in our preclinical studies, including cardiac muscle, the cerebellum and macrophages, among many others.
•Active uptake and drug release: EEVs generally avoid being trapped in the cell membrane and are instead taken up into the cell by the early endosome. EEVs then enable budding of vesicles from the early endosome, which we believe substantially increase the level of therapeutics reaching intended targets within the cell.
We believe our EEV Platform can offer meaningful advantages over existing therapeutic approaches, including:
•Broad potential therapeutic index based on observations in preclinical studies. We believe EEV therapeutic candidates can engage targets across various organs and tissues with up to 50 times greater intracellular target exposure compared with a similar dose regimen of an unconjugated therapeutic.
•Potential utility across multiple modalities due to the ability of EEVs to facilitate intracellular uptake of proprietary therapeutic candidates ranging in size from 1 kDa to 600 kDa, including oligonucleotides, peptides, antibodies and larger multimeric proteins.
•Potential applicability to a wide range of diseases as we believe EEVs can enter cells by binding with the phospholipid bilayer which is common to all cells, tissues and organs in the body. This may imply an ability to achieve both systemic and specific delivery of potential therapeutic candidates for a wide range of diseases.
•Multiple delivery routes possible including intravenous (IV), intramuscular (IM), subcutaneous (SQ) and intrathecal (IT) injections to deliver our EEV therapeutic candidates and generate functional outcomes.
•Modular approach supports efficient expansion of development into multiple therapeutic areas, including oligonucleotide therapies in neuromuscular and non-neuromuscular applications.
•A simple and scalable construct designed to translate from preclinical to clinical development as EEVs have been manufactured efficiently to clinical scale and the small size of EEVs may limit the risk of immunogenicity. In addition, acute and chronic toxicology studies in the ENTR-501 program have demonstrated the potential to deliver clinically-relevant doses in a non-human primate (NHP) with favorable tolerability.
Through our EEV Platform, we aim to create a diverse and expanding development portfolio of RNA-, antibody- and enzyme-based programs as summarized in the graphic below.

Neuromuscular Diseases
In neuromuscular disease, we are initially focused on the development of disease-modifying treatments for DMD. DMD is a monogenic X-linked disease caused by mutations in the DMD gene, which encodes for the protein dystrophin. We estimate that DMD occurs in approximately one in every 3,500 to 5,000 live male births and that the patient population is approximately 30,000 patients in the aggregate in the United States and Europe. Approximately 80% of patients have mutations amenable to exon skipping in the nucleus. We are developing therapeutic candidates to address the genetic basis, at the exon-specific level, of DMD. EEV oligonucleotides are designed to promote the skipping of exon mutations associated with DMD, enabling muscle cells to create a functional dystrophin at a level that we believe may slow, stop or even reverse DMD progression. We are initially focusing on the development of an EEV-PMO, ENTR-601-44, for the 7.6% of patients with DMD that are exon 44 skipping amenable, and ENTR-601-45 for the 8% of DMD patients who are exon 45 skipping amenable. We have observed substantial exon skipping (up to 100%) and dystrophin production (over 60%) in patient derived cells for each program. We have observed substantial exon skipping (50%-100%) and dystrophin production of up to approximately 70% of wild-type levels in mice, which is durable at eight weeks with ENTR-601-44. We have shown, in the same model, exon skipping levels of over 90% with ENTR-601-45 and more importantly an ability to optimize the PMO conjugate and deliver a multi-fold improvement in exon skipping over the commercially available sequence, even when that sequence is conjugated to an EEV. Our preclinical studies have also demonstrated reductions in serum creatine kinase (CK), which is a commonly-used biomarker of muscle breakdown, to wild-type levels. Correction of CK is believed to be a strong indicator of pharmacodynamic activity throughout the body and has been described in medical literature as a marker of muscle integrity. We have observed corresponding and significant improvements in functional outcomes as measured in the D2-mdx mouse. In particular, we have observed meaningful tissue uptake and exon skipping, ranging from approximately 60% to over 95% depending on the tissue, in the D2-mdx mouse. In this model, in EEV-PMO treated tissues we observed substantial restoration of both dystrophin and alpha sarcoglycan. In striated muscle, sarcoglycans interact with dystrophin and other dystrophin-associated proteins to form the dystrophin-associated glycoprotein complex which protects the sarcolemma from contraction-induced injury. Finally, we have observed extended PK and high levels (almost 90% in the biceps) of exon skipping in an NHP model with ENTR-601-44.

On December 16, 2022 the U.S. FDA Office of Orphan Products Development (OOPD) granted orphan drug designation for ENTR-601-44 for the treatment of Duchenne muscular dystrophy. The FDA's OOPD grants orphan drug status to support drug candidates in development for underserved patient populations or rare disorders that affect fewer than 200,000 people in the United States. Orphan drug designation provides certain benefits, including market exclusivity upon FDA approval, exemption of FDA application fees, and tax credits for qualified clinical trials. On December 19, 2022, we announced that we received a clinical hold notice from the FDA regarding the IND application for ENTR-601-44. The FDA has requested that we gather and submit additional information regarding ENTR-601-44 and we are actively working to resolve the clinical hold in the United States as quickly as possible. Should we be delayed in submitting a response to the clinical hold in the United States or our response is not satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all. In addition, given the extraordinary unmet need, we are exploring a range of options globally with the goal of initiating a healthy volunteer trial in 2023. However, if our efforts in the United States and elsewhere are not successful, we may not be able to initiate our healthy volunteer clinical trial for ENTR-601-44 as planned, or at all.

On January 9, 2023 we announced the selection of a second clinical candidate within our Duchenne franchise, ENTR-601-45, for the potential treatment of people living with Duchenne who are exon 45 skipping amenable. The Company plans to submit an IND application for ENTR-601-45 in the fourth quarter of 2024.
Given existing standard of care, tremendous unmet need exists across the Duchenne landscape. Beyond exploring exon 44 and exon 45 skipping amenable candidates, we have also launched research efforts to develop EEV-PMO for exon 51 and exon 50 skipping amenable populations. The exon 51 skipping amenable population represents the largest single Duchenne sub-population, representing approximately 14% of patients. The exon 50 skipping amenable population represents approximately 4% of patients, and crucially, there are currently no exon skipping therapies approved or in clinical development for these patients. Our goal is to identify therapeutic candidates for each of exon 50 and 51 skipping amenable between late 2023 to early 2024.
We are supporting the development of a third program, ENTR-701, in partnership with Vertex for patients with DM1. DM1 is a rare disease caused by a mutation driven alteration of normal RNA structure manifesting as an increase in the number of CTG triplet repeats found in the 3’ non-coding region of the DM1 protein kinase (DMPK) gene. The resulting transcripts, which contain an expanded CUG tract, aggregate in discrete foci in the nuclei of DM patient cells. The excessive number of CUG repeats impart toxic activity, referred to as a toxic gain-of-function. Multiple key proteins are misprocessed, and this contributes to the multi-systemic nature of the disease, which includes generalized limb weakness, respiratory muscle impairment, cardiac abnormalities, fatigue, gastrointestinal complications, cataracts, incontinence and excessive daytime sleepiness. DM1 is commonly estimated to affect over 40,000 people in the United States and over 50,000 in Europe. ENTR-701 is intended to address the underlying cause of the disease by targeting the extra CUG triplet repeats responsible for the downstream misprocessing of proteins important to cell growth, metabolism and function.

ENTR-701 is designed to block the triplet repeats and correct the mis-splicing and aberrant expression of downstream transcripts in order to restore tissue function. Our preclinical studies have resulted in in vitro and in vivo data where we have observed splicing correction across multiple transcripts, durable DMPK mRNA knockdown, reduction of foci, rapid phenotypic correction, and tolerability in murine models of DM1 which exhibit expanded CTG and CUG repeats.

Under the terms of the Vertex Agreement, Entrada received $250 million from the Vertex agreement comprised of an upfront payment of $223.7 million and an equity investment of $26.3 million in the Company's common stock at $16.26 per share. Entrada is eligible to receive up to $485 million for the successful achievement of certain research, development, regulatory and commercial milestones, and tiered royalties on potential future net sales for any products that may result from this collaboration.

The Vertex Agreement includes a four-year global research collaboration whereby Entrada will continue to advance and receive payments for certain research activities related to ENTR-701, as well as additional DM1-related research activities. Vertex will be responsible for global development, manufacturing and commercialization of ENTR-701 and any additional programs stemming from Entrada’s DM1 research efforts.
We believe our EEV Platform has broad applicability across multiple neuromuscular diseases. In addition to DMD and DM1, we are leveraging this platform to explore EEV oligonucleotides for the potential treatment of Pompe disease. Pompe disease is a rare, autosomal recessive lysosomal storage disease caused by a mutation in the gene that encodes for glucosidase alpha acid (GAA), which results in an absence or deficiency of GAA protein that is essential to the breakdown of complex sugar, glycogen. Excess glycogen in the muscle cell leads to tissue damage and loss of function. Pompe disease is commonly estimated to affect between 5,000 and 10,000 patients in the aggregate in the United States and Europe; however, the advent of newborn screening suggests the disease is underdiagnosed. Our Pompe disease program focuses on the development of a potentially disease-modifying treatment by targeting and degrading both the mRNA-encoding glycogen synthetase 1 (GYS1) protein required for the synthesis of glycogen which powers in muscle cells and by enhancing the body's ability to degrade glycogen. Our preclinical data has shown superior and dose-dependent EEV-PMO knockdown of GYS1 gene expression (approximately 95%) and protein production in skeletal and cardiac muscles versus PMO alone. Further, protein level reductions were durable to eight weeks post IV dose of 13.5 mg/kg EEV-PMO.
Beyond Neuromuscular Disease
Immunology
In immunology, we are currently leveraging multiple oligonucleotide strategies to downregulate the expression of Interferon Regulatory Factor 5 (IRF5). IRF5 activation is a master switch implicated in the inflammatory and fibrotic processes associated with non-alcoholic steatohepatitis, systemic lupus erythematosus, inflammatory bowel disease, rheumatoid arthritis, type 2 diabetes, asthma and neuropathic pain, among many others. We have observed knockdown of the problematic IRF5 mRNA and protein in macrophages, both in vitro and in vivo (in both wild type and disease models). We are currently optimizing the EEV-PMO constructs and conducting experiments evaluating the delivery of multiple IRF5-targeting constructs in disease models. Results from these experiments, including additional proof-in-concept data are expected in 2023.
Ocular Disease
High unmet need continues to exist across a wide range of ocular diseases including macular dystrophies, photoreceptor diseases, optic neuropathies among others. Many of these are of genetic origin and potentially addressable via RNA based therapeutics including exon skipping approaches. Despite the benefits of both local delivery and immune privilege many of these diseases have proven to be difficult to treat, as evidenced by a number of clinical failures. The retina is a complex structure consisting of multiple layers of tissue and a range of different cell types. A consistent challenge for developers has been the distribution and uptake of therapeutic candidates broadly, throughout the various layers and cell types across the retina. We believe our EEV-therapeutics can more effectively engage disease specific targets within these tissue layers opening the door to the development of new therapeutic candidates. As such we have discovery efforts ongoing with the goal of further elucidating the benefits of EEV conjugation.
Metabolic Disease
Our ENTR-501, an intracellular thymidine phosphorylase (TP) enzyme replacement therapyl (ERT), program is in development for the treatment of mitochondrial neurogastrointestinal encephalomyopathy (MNGIE). MNGIE is a slowly progressive, rare disease characterized by elevated levels of thymidine. Preliminary preclinical studies have demonstrated that ENTR-501 reduces toxic thymidine levels below those observed in wild-type mice. We have completed IND-enabling studies for the MNGIE program, including pharmacodynamic and pharmacokinetic studies in mice, and pharmacokinetic and chronic toxicology in NHPs. In 2020, we made the strategic decision to focus the majority of our immediate efforts on EEV-oligonucleotide opportunities. In order to support ENTR-501 progress, we continue to explore partnership opportunities with organizations that have the resources and expertise to continue the development of ENTR-501 into and through clinical development. We continue to believe that the program will have an important role in the future treatment of patients with MNGIE.
Additional Discovery Programs
We are leveraging the modularity of our EEV Platform to develop opportunities as diverse as EEV-CRISPR-Cas delivery for gene editing, EEV-based delivery of mRNA, EEV-antibody and peptide drug conjugates, EEV-therapeutic opportunities for central nervous system (CNS) and peripheral nervous system (PNS) disorders, EEV-antibody oligonucleotide conjugates for enhanced tissue tropism and blood brain barrier carriage, EEV-therapeutics with enhanced distribution in retinal tissue for ocular indications, as well as novel EEV-ERT therapies. We regularly explore strategic opportunities to develop therapies where we believe our EEV Platform will make a difference for patients with devastating diseases.
Our Strategy
We aim to transform the lives of patients by establishing EEV therapeutics as a new class of medicines and we aim to become the world’s foremost intracellular therapeutics company. To achieve this, the key pillars of our strategy include:
•Rapidly advance EEV-PMO therapeutic candidates into clinical development in patients with neuromuscular disease. Our DMD portfolio is comprised of exon-skipping EEV-PMO therapies that aim to restore functional dystrophin production. We have initially prioritized our DMD development efforts on exon 44 and 45 skipping amenable mutations, due to the profound unmet need in these respective patient populations, and we plan to identify candidates for exon 51 and exon 50 skipping amenable populations between late 2023 and 2024. We are developing a program designated ENTR-701 for patients with DM1 in collaboration with Vertex for which IND enabling studies are ongoing. We believe that we can leverage our EEV, linker and oligonucleotide optimization process and build upon the potential success of each exon skipping therapeutic candidate. For example, we believe that potential technical success in DM1, which involves correcting for a toxic gain of function, could be broadly applicable within and beyond neuromuscular diseases.
•Leverage the modularity of our platform to advance a broad development portfolio of EEV therapeutic candidates across multiple devastating diseases. We believe our modular EEV Platform can enable us to advance therapeutic candidates for the treatment of additional neuromuscular diseases for which the biophysical properties, therapeutic approaches, and development strategies are similar to DMD which involves upregulating gene and protein expression and DM1 which involves downregulating protein expression through the normalization of alternate splicing. We continue to research novel constructs targeting the treatment of Pompe disease, while assessing the potential to use similar therapeutic candidate structures in multiple glycogen storage disorders. We plan to advance additional programs outside of neuromuscular diseases leveraging a variety of EEV-PMO strategies to downregulate gene expression with a focus on broadly applicable intracellular targets central to a variety of indications.
•Continue to invest in and build upon our EEV Platform to extend our pioneering position in developing novel EEV-based therapeutic candidates. We plan to continue to invest in our platform and expand our library of EEVs by optimizing the EEV chemistry for specific modalities, including oligonucleotide, antibody and enzyme-based therapeutic candidates. We are also leveraging the modularity of the platform to combine different elements such as EEV-protein-oligonucleotide constructs to enhance therapeutic index and half life and EEV conjugated enzyme and guide RNA associations to enable gene editing. We are using EEV-based constructs to deliver mRNA and EEV-protein constructs to deliver targeted, intracellular cytotoxics. We further plan to explore the flexibility of the platform and pursue alternative therapeutic approaches to the same fundamental challenges; for example, to use EEV-therapeutics to enhance or prevent the production of, enhance or inhibit the signaling of, or degrade or augment the presence of a protein.

•Selectively evaluate strategic partnerships to maximize the therapeutic potential of our EEV Platform. We aim to improve patients’ lives and plan to utilize our library of EEVs to enable strategic partnerships with the goal of expanding our therapeutic footprint, and to accelerate the development of certain programs.
Our Team and Culture
Our patient-focused culture drives our shared mission of developing intracellular therapeutics for patients with devastating diseases. We are committed to building and maintaining a deep connection with the patients, caregivers, research community and physicians that we serve.
Our management team brings a depth of experience and knowledge base in platform research, drug discovery and development and commercialization. The team is led by Dipal Doshi, our President and Chief Executive Officer, who brings over 20 years of leadership experience within life sciences companies; Natarajan Sethuraman, Ph.D., our Chief Scientific Officer, who is an expert in large molecule therapeutic development and delivery platforms with over 30 years of experience across pharmaceutical and biotechnology companies; Nerissa Kreher, M.D., our Chief Medical Officer, a physician executive with a 17-year record of driving growth at start-ups and larger biotech/pharma companies and with extensive experience in rare disease research; Nathan Dowden, our Chief Operating Officer, who has three decades of experience leading corporate strategy, portfolio management, business planning and operations; Kory Wentworth, our Chief Financial Officer, who has over 20 years of public accounting and global biopharmaceutical experience and our General Counsel, Jared Cohen Ph.D., J.D., who has 20 years of both external and in-house experience at a range of mature and early stage biopharmaceutical companies. Our leadership team also includes, Karla MacDonald, our Chief Corporate Affairs Officer, and Kerry Robert, M.S., our Senior Vice President, People. As of December 31, 2022, our organization was comprised of 122 talented individuals with significant experience across discovery, preclinical research, manufacturing, clinical development and operations. We are supported by leading scientific and clinical experts in the fields of peptide chemistry, oligonucleotide and protein optimization, disease specific pathophysiology and clinical development.
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
Our Approach
An ideal therapeutic platform enables the efficient intracellular delivery of highly targeted and potent therapeutics throughout the body. The cornerstone of our platform, our proprietary EEVs are based upon small cyclic peptides of approximately 10 amino acid residues or fewer. EEVs bind with low affinity, at normal serum pH levels, directly to the phospholipid bilayer of all cells and trigger the natural process of endocytosis. EEVs are chemically conjugated to a wide range of specific and potent biological therapeutics, including, for example, small snippets of therapeutic RNA (ASOs), antibodies and large enzymes, to create EEV therapeutic candidates.
Once the EEV-conjugated material binds to the phospholipid bilayer, the cell engulfs the conjugate and brings it inside. EEVs are designed to enable cellular uptake into every type of tissue in the body. In addition to the potential for broad cellular distribution, we have demonstrated that certain EEV chemistries bias toward specific cell types and we believe EEVs can also, if needed, be tailored to specific cell types or tissues through the conjugation of high affinity cell-receptor antibodies, wherein the picomolar to nanomolar level receptor binding affinity would be expected to easily out-compete the low affinity phospholipid binding activity of the EEV. We leverage a variety of organelle targeting moieties to ensure that, where necessary, the therapeutic reaches the right sub-compartment inside the cell.
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
Key attributes of our EEV Platform include:
•Serum stability and extended half-life: The cyclic structure of EEVs is designed to limit protease-mediated degradation, resulting in increased stability and extended half-life. In contrast, linear cell-penetrating peptides are rapidly degraded in human serum.

•Broad biodistribution: EEVs target phospholipid bilayers and can therefore potentially be delivered to any cell in the body, regardless of route of administration. Additionally, and importantly, cyclization confers unique biophysiochemical properties to EEVs, optimally positioning side chains for membrane association and enabling the use of fewer positively charged cationic residues, which we believe could reduce potential toxicities of EEVs relative to linear peptides which rely on chemistries with a high positive charge.
•Active uptake and drug release: EEVs bind to membrane phospholipids but not proteoglycans and thus avoid being trapped in the cell membrane. The low affinity binding to the cell surface triggers endocytosis and we have observed that 90% of the EEV-conjugated material was taken up in tissue in our preclinical studies. The low pH enhanced affinity of EEVs triggers the budding of vesicles from the early endosome and we have observed the subsequent release of approximately 50% of this material into the cytosol in our preclinical studies.
We have developed a proprietary library of EEVs to enable the intracellular engagement of therapeutics against previously inaccessible and undruggable disease-causing targets. EEVs are broadly distributed, highly targeted, designed to have a wide therapeutic index and can be chronically dosed.
Key advantages of our platform include:
•Broad potential therapeutic index: Our EEV Platform is designed to allow specific biological therapeutics to engage targets across every cell in the body. In our preclinical studies, we observed that approximately 50% of the EEV-conjugated material escaped the endosome to reach the intracellular disease target as compared to the <2% observed in prior studies of current biologics. While these preclinical studies were not designed as head-to-head comparisons to current biologics, these data generally compare favorably to historical published data regarding the percentage of current biologics that have been observed to reach their designed intracellular disease target. We therefore believe that our EEV Platform can enable greater target exposure with an unconjugated therapeutic and similar dose regimen.
•Potential across multiple modalities: Our EEV Platform is designed to enable the development of intracellular therapeutic candidates that modulate, inhibit, degrade or replace an intracellular target to correct the underlying disease pathophysiology. In our preclinical studies of EEVs, we observed intracellular uptake of unique therapeutic candidates ranging in size from 1 kDa to 600 kDa, including oligonucleotides, antibodies and larger multimeric proteins. Unlike viral vectors or certain lipids and nanoparticle constructs, EEVs do not appear to be hampered by “packaging limits”. For example, adeno-associated viruses constructs are limited to 5 kb in length, dramatically restricting both the size of genes and complexity of regulatory sequences that can be delivered. Importantly, our preclinical studies support the concept of modularity in that we can use similar EEV structures across the portfolio. EEVs are then further optimized to the specific application of interest. Each program advanced contributes to a foundation upon which our development portfolio can continue to expand.

•Potential across tissue types: Our EEV Platform is not limited to a particular tissue type. Because every cell in the human body is surrounded by a phospholipid bilayer, this enables the systemic delivery of potential therapeutic candidates for a wide range of diseases. We have seen potentially clinically relevant uptake of EEV-PMOs across a wide range of organs, tissue and cell types, including skeletal and cardiac muscle, monocytes and macrophages, ocular tissues such as the retina and tissues found in the central and peripheral nervous system. We have also shown in preclinical studies that, if need be, we can target our EEV-conjugated nucleotides by adding tissue-targeting moieties or organelle-targeting sequences, including, for example, nucleus, mitochondria and peroxisome.
•Multiple delivery routes: In our preclinical studies, we have generated functional outcomes systemically using IV, and SQ injections. Preclinical studies have also demonstrated what we believe to be therapeutically relevant concentrations of product uptake in the CNS and the retina via IT and IVT administration respectively.
•Modular approach that enables efficient expansion into multiple therapeutic areas: We have a wide variety of programs in discovery and preclinical development, including nucleic acid and protein based therapies in neuromuscular disease and beyond. The EEV Platform facilitates the effectiveness of the modality, which in turn produces the translational output.
•Oligonucleotide programs: In our neuromuscular programs, we chemically link EEVs to oligonucleotides. EEV-PMOs are highly programmable and can upregulate or downregulate gene expression. We are developing a potential therapy for patients with DMD as our most advanced wholly owned programs. In patients with DMD, there are mutations in or deletions of regions in the genetic code responsible for dystrophin production. These mutations or deletions result in the creation of incomplete RNA sequences, which fail to create functional dystrophin. By using our EEV-PMO, we have demonstrated in animal models that we can skip mutated sequences, allowing the cell to create functional dystrophin. Other programs such as ENTR-701 and our work on GYS1 and IRF5 aim down downregulate gene expression either by using steric blocking of the relevant coding region of the mRNA to prevent translation or by utilizing exon skipping to introduce a premature stop codon and the initiation of nonsense mediated degradation. The backbone EEV and oligonucleotide chemistries are the same across the various applications, and if successful, we anticipate that we can leverage our approach across a wide range of diseases by simply coding the sequence needed to impact gene expression.
•Antibody and peptide based programs: To widen the therapeutic index, we believe the endosomal escape enhancing efficiency of an EEV can be combined with the enhanced tissue tropism associated with receptor mediated binding to more selectively target or avoid specific cell types and efficiently deliver a variety of active payloads. Preclinical studies have demonstrated intracellular delivery of a variety of full and partial domain antibodies and we have observed target engagement and a meaningful modulation of downstream signaling.
•Enzyme/protein related programs: EEVs can be linked to an enzyme critical to maintaining specific steps in a cell’s metabolic processes. Patients lacking a given enzyme will fail to produce proteins needed to maintain the viability of cells in the body or will suffer a buildup of toxic byproducts, either of which can result in disease and potentially death. We have generated a number of EEV-enzyme conjugates, including ENTR-501 for MNGIE, a fatal mitochondrial disease, for which we have completed IND-enabling studies. NHP pharmacokinetic and acute and chronic toxicology studies indicated both a long circulating half-life and a favorable tolerability profile, which may serve as a foundation upon which our ERT programs can later build.
•Combination programs: We are also exploring the use of EEVs in combination with additional carriers as a novel non-viral vector delivery system for mRNA and gene editing.
•A simple and scalable construct designed to translate from preclinical to clinical development across our therapeutic programs: EEVs are comprised of small serum-stable cyclic peptides of approximately 10 amino acid residues or fewer produced via synthetic chemistry.
•EEVs have been manufactured efficiently to clinical scale and, because we use well-understood chemical conjugation methods to link EEVs to our oligonucleotides, antibodies and enzymes of interest, we believe manufacturing the final drug product can be optimized. We have experience manufacturing multiple EEV therapeutic candidates under Good Manufacturing Practices (GMP).
•The size of EEVs implies that they are unlikely to be presented on the surface of immune cells, and therefore we believe the risk of immunogenicity is low and limited to the conjugate of the EEV therapeutic candidate.
Ultimately, we believe that the significant increase in intracellular target exposure enabled by EEV conjugation has the potential to translate into substantial improvements to the efficacy, safety, tolerability, manufacturability and cost of future medicines.
Our Development Portfolio
We are leveraging our EEV Platform to create a diverse and expanding development portfolio of RNA-, antibody- and enzyme-based programs. Included in this development portfolio are several of our oligonucleotide programs for the treatment of multiple neuromuscular diseases, including DMD, DM1 and additional preclinical and discovery programs. In addition, we are exploring oligonucleotide opportunities in neuromuscular, immunological, ocular and metabolic diseases, among others. Research efforts include enzyme replacement therapies, targeting moieties and gene editing. The chart below represents a summary of our initial development programs, including those that are wholly owned and the ENTR-701 program which is Vertex partnered.
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

We are initially focusing on the development of an EEV-PMO, ENTR-601-44, for the 7.6% of patients with DMD that are exon 44 skipping amenable, There is substantial unmet medical need associated with this mutation due to the lack of approved disease-modifying therapies available. Furthermore, there are few ongoing clinical trials for patients with DMD that are exon 44 skipping amenable, and we believe we have the potential to be first to market. We believe that the high unmet need combined with the lack of alternative therapeutics will support rapid clinical trial enrollment.
On December 16, 2022, the U.S. FDA Office of Orphan Products Development (OOPD) granted orphan drug designation for ENTR-601-44 for the treatment of Duchenne muscular dystrophy. The FDA's OOPD grants orphan drug status to support drug candidates in development for underserved patient populations or rare disorders that affect fewer than 200,000 people in the United States. Orphan drug designation provides certain benefits, including market exclusivity upon FDA approval, exemption of FDA application fees, and tax credits for qualified clinical trials. On December 19, 2022, we announced that we received a clinical hold notice from the FDA regarding the IND application for ENTR-601-44. The FDA has requested that we gather and submit additional information regarding ENTR-601-44 and we are actively working to resolve the clinical hold in the United States as quickly as possible. Should we be delayed in submitting a response to the clinical hold in the United States or our response is not satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all. In addition, given the extraordinary unmet need, we are exploring a range of options globally with the goal of initiating a healthy volunteer trial in 2023. However, if our efforts in the United States and elsewhere are not successful, we may not be able to initiate our healthy volunteer clinical trial for ENTR-601-44 as planned, or at all.
We are also developing ENTR-601-45 for patients with DMD that are exon 45 skipping amenable, who account for approximately 8% of patients with DMD. In the United States there is currently only one product approved for patients amenable to exon 45 skipping, which has demonstrated an increase in dystrophin of less than 2% in clinical trials. The product has not yet demonstrated a clinical benefit in confirmatory trials, which are ongoing. We plan to leverage our preclinical and regulatory experience with the ENTR-601-44 program in developing ENTR-601-45, given the substantially similar preclinical and planned clinical development paths of these therapeutic candidates, with the goal of efficiently advancing this program. On January 9, 2023 we announced the selection of a second clinical candidate within our Duchenne franchise, ENTR-601-45, for the potential treatment of people living with Duchenne who are exon 45 skipping amenable. We plan to submit an IND application for ENTR-601-45 in the fourth quarter of 2024.
Given existing standard of care, tremendous unmet need exists across the Duchenne landscape. Beyond exploring exon 44 and exon 45 skipping amenable candidates, we have also launched research efforts to develop EEV-PMOs for exon 51 and exon 50 skipping amenable populations. The exon 51 skipping amenable population represents the largest single Duchenne sub-population, representing approximately 14% of patients. The exon 50 skipping amenable population represents approximately 4% of patients, and crucially, there are currently no exon skipping therapies either in market or in the clinic for these patients. The goal is to identify therapeutic candidates for each population between late 2023 to early 2024.
DMD Background and Market Opportunity
DMD, also commonly referred to as Duchenne, is a monogenic, X-linked disease caused by mutations in the DMD gene, which encodes for the dystrophin protein. Dystrophin is essential to maintaining the structural integrity and normal function of muscle cells for walking, breathing and cardiac function. In patients with Duchenne, mutations in the DMD gene can lead to certain exons being misread, resulting in a failure to produce sufficient functional dystrophin. The reduction or absence of functional dystrophin leads to damage to muscle cell membranes, resulting in muscle cell death and progressive loss of muscle function.
The symptoms of Duchenne typically manifest in the first few years of life. Patients experience progressive muscle weakness and muscle wasting and have difficulty standing up, climbing stairs, running, breathing and performing daily functions. As the disease progresses, the severity of damage to skeletal and cardiac muscles results in most patients experiencing total loss of ambulation in the pre-teenage or early teenage years. Progressive loss of upper extremity function is often observed in the mid-to-late teens followed by paralysis, respiratory and/or cardiac failure, resulting in early mortality in the third or fourth decade of life.
We estimate that DMD occurs in approximately one in every 3,500 to 5,000 patients and that the patient population is approximately 30,000 patients in the aggregate in the United States and Europe. Approximately 80% of patients have mutations amenable to exon skipping in the nucleus. Approximately 43% of patients with Duchenne have mutations amenable to exon skipping of exons 44, 45, 50, 51 and 53, as illustrated in the figure below.

Current Treatment Landscape and Limitations
Corticosteroids are the current standard of care. However, chronic use of corticosteroids, particularly in pediatric populations, is challenging due to side effects including growth impairment, immune suppression, obesity and other endocrine-related disorders. There are four FDA-approved PMO-based oligonucleotide skipping therapies, each addressing a specific mutation: casimersen (exon 45), eteplirsen (exon 51), golodirsen (exon 53) and viltolarsen (exon 53). These products have all been approved using the accelerated approval pathway on the basis of dystrophin production. Currently approved exon skipping therapeutics have demonstrated a modest improvement in dystrophin levels ranging from approximately 1-6%. However, the FDA-approved labels for all four drugs state that continued approval may be contingent upon the verification of a clinical benefit in confirmatory clinical trials. None of the products are approved by the European Medicines Agency (EMA) due to insufficient evidence of clinical benefit. A fifth drug, ataluren, has only been conditionally approved outside of the United States in certain territories for nonsense mutations in ambulatory patients with DMD aged five years and older. Finally, these therapies require weekly intravenous infusions which is suboptimal from a patient perspective. In summary, each of these approved products also seeks to address DMD through exon skipping, but to date, the clinical benefits of these products have not been confirmed.
Our Solution
Our DMD program is designed to address the genetic basis of Duchenne by promoting the skipping of specific DMD exons in the nucleus, allowing muscle cells to create a functional dystrophin protein. Our EEV Platform is designed to enable high cellular uptake and robust cytosolic delivery of EEV therapeutic candidates, resulting in a greater amount of the oligonucleotide being able to reach its intended target in the nucleus. Based on preclinical data, we have shown that our proprietary oligonucleotide is then able to promote enhanced exon skipping and dystrophin production.
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
Summary of Preclinical Data
Our early data in mouse and NHP models have been consistent and robust. We have observed substantial exon skipping and dystrophin production in various tissues of mdx mice. The mdx mouse is the canonical model used in DMD research and carries a spontaneous nonsense mutation in exon 23 of the DMD gene. Although this does not allow for the testing of oligonucleotides specific to human mutations, it does enable measurement of tissue concentration of oligonucleotides, exon 23 skipping levels and the corresponding dystrophin production. This allowed us to extrapolate anticipated dystrophin production from exon-skipping observations as we move to NHP models. We were also able to show in both single-dose and multiple-dose experiments that the EEV-PMOs has greater activity than unconjugated PMOs. Similarly, EEV-PMOs had greater activity than alternative cell-penetrating peptide conjugates in our preclinical studies. We also observed corresponding and significant improvements in functional outcomes as measured in the exon 23 specific D2-mdx mouse. In particular, we observed meaningful tissue uptake and exon skipping, ranging from approximately 60% to 95% depending on the tissue In this model, EEV-PMO treated tissues have substantial restoration of both dystrophin and alpha sarcoglycan. Our preclinical studies have also demonstrated reductions in serum CK to wild-type levels in D2-mdx model. Serum CK is a commonly-used biomarker of systemic muscle breakdown. Correction of CK is believed to be a strong indicator of pharmacodynamic activity and a marker of muscle integrity restoration. We observed extended half-life and high levels (almost 90% in the biceps) of exon skipping in a NHP with ENTR-601-44. Finally, we have shown, in the same model, exon skipping levels of over 90% with ENTR-601-45 and more importantly an ability to optimize the PMO conjugate and deliver a multi-fold improvement in exon skipping over the commercially available sequence, even when that sequence is conjugated to an EEV.
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
ENTR-601-44
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
ENTR-601-44 Associated Dose (IV)-Dependent Tissue Exposure and Exon Skipping in a Transgenic Murine Model Carrying the Full-Length Human DMD Gene
In this experiment, the transgenic mice carrying an integrated copy of the full- length human DMD gene were administered ascending IV doses of ENTR-601-44 at various levels ranging from 10 mg/kg to 80 mg/kg. Exon skipping and tissue exposure were each assessed five days after dosing. We observed dose dependent levels of tissue exposure of up to 80% and exon skipping up to 100% with translationally relevant doses. At a single dose of 60 mg/kg, this exon skipping was sustained through twelve weeks as shown below.

Exon Skipping Sustained for up to 12 weeks after a single IV Administration of ENTR-601-44 at 60 mg/kg
Following the results from our transgenic mouse study, we initiated studies in NHPs.
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
Meaningful Levels of Exon Skipping Observed After 7 Days in NHP after IV Administration of ENTR-601-44 at a dose of 30 mg/kg

Building upon this, in a separate experiment ENTR-601-44 further demonstrated robust exon 44 skipping in NHP biceps through 12 weeks following a single intravenous (IV) infusion, demonstrating durability of response. In this case two cohorts of NHPs were dosed at 35 mg/kg, and robust exon 44 skipping was observed in biceps in the ENTR-601-44 treated NHP (n=3 per cohort) for at least 12 weeks.
Robust Exon 44 Skipping Observed in Biceps in the ENTR-601-44 Treated NHPs For at Least 12 Weeks After a Single IV Dose of 35 mg/kg

In summary, a single 30 mg/kg IV dose of ENTR-601-44 resulted in meaningful levels of exon skipping in both skeletal and heart muscles and a single dose of 35 mg/kg resulted in sustained exon skipping for twelve weeks. These levels of exon skipping appear to correlate with the exon skipping observed with ENTR-601-44 in the transgenic mouse and the exon 23 skipping observed in the mdx and the D2-mdx mouse. We believe that these data, together with the correlation between exon skipping and dystrophin production in PPMO clinical trials, are encouraging as to the translational potential of ENTR-601-44. We further believe that these data provide support for the potential of the EEV Platform to address additional DMD populations.
Clinical Development Plan
We plan to study our ENTR-601-44 in healthy adult volunteers initially and leverage the regulatory precedents set by exon skipping programs both in the clinic and that have received marketing authorization. We plan to initiate ascending dose studies, beginning with a single ascending dose in healthy volunteers, to assess safety and tolerability as well as evaluate pharmacokinetics (PK), and potentially exon skipping at the highest doses tested. Pending the outcome of these studies, and subsequent regulatory feedback we plan to initiate an MAD/Phase 2b study in patients with Duchenne that are exon 44 skipping amendable, in which we intend to assess tolerability, safety and PK in the ascending dose portion of the study. We expect the MAD/Phase 2b study will measure changes in dystrophin levels as the primary efficacy endpoint, and a variety of clinical measures as secondary endpoints.
ENTR-601-45
ENTR-601-45, is the third novel clinical candidate from Entrada’s growing pipeline of EEV-therapeutics and our second therapeutic candidate for Duchenne patients. The selection of ENTR-601-45 is based on robust in vitro exon skipping and dystrophin restoration observed in patient derived skeletal and cardiac muscle cells as well as in vivo preclinical data demonstrating exon skipping levels of over 90% in skeletal muscle in a hDMD mouse model. Entrada plans to present additional data in support of ENTR-601-45 at the Muscular Dystrophy Association (MDA) Clinical & Scientific Conference in March 2023.

ENTR-601-45 Showed Robust Exon Skipping and Dystrophin Production in vitro in Patient-derived Skeletal and Cardiac Muscle Cells

Within Entrada’s growing neuromuscular franchise, each EEV-PMO therapeutic candidate has an oligonucleotide sequence designed and optimized for the specific subpopulation of interest. In the figure below we demonstrated that when conjugated to the same EEV, a single dose of our proprietary exon 45 skipping sequence resulted significantly higher levels of exon skipping than a control sequence based on the currently approved therapy casimersen. The Company plans to submit an IND application for ENTR-601-45 in the fourth quarter of 2024.

A Single IV Dose of ENTR-601-45 Showed High Levels of Exon Skipping in hDMD Mouse Skeletal and Heart Muscle After One Week When Compared With an EEV Conjugated Control Exon Skipping Sequence

Clinical Development Plan
We plan to study ENTR-601-45 in patients with Duchenne that are amenable to exon 45 skipping and leverage the regulatory precedents set by exon skipping programs both in the clinic and on the market in the United States. We plan to initiate a MAD/Phase 2b study to assess safety and tolerability as well as evaluate pharmacokinetics (PK). We expect the MAD/Phase 2b study will measure changes in dystrophin levels as the primary efficacy endpoint, and a variety of clinical measures as secondary endpoints.
In summary, we believe that these data, together with the correlation between exon skipping and dystrophin production in PPMO clinical trials, are encouraging. We further believe that these data provide support for the potential of the EEV Platform to address additional DMD populations including patients that are exon 50 and exon 51 skipping amenable.
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
On December 7, 2022, Entrada and Vertex entered into the Vertex Agreement pursuant to which the Company granted Vertex an exclusive worldwide license to research, develop, manufacture and commercialize ENTR-701 as well as any additional EEV-based therapeutic candidates that may be identified by the Company for the potential treatment of DM1 in the course of the parties’ four-year global research collaboration. IND enabling studies are ongoing. On February 8, 2023, following the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, Entrada and Vertex closed the Vertex Agreement.

Additional Preclinical Programs
Neuromuscular Diseases
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
Our Solution
Our Pompe disease program focuses on the development of a potentially disease-modifying treatment, which mitigates the production of glycogen in the cytosol of the cell. Leveraging the modularity of our EEV Platform, we are utilizing EEV-PMOs that target the mRNA that encodes glycogen synthetase 1 (GYS1), a protein required for the synthesis of glycogen in muscle cells. Our EEV-PMO is expected to provide a complementary mechanism of action to GAA replacement, which increases glycogen processing in the lysosome. We are also developing EEV-conjugated constructs that combine both GYS1 knockdown and ERT. Together these therapies may improve therapeutic outcomes.
We believe that an EEV-therapeutics based approach is well suited for the treatment of patients with either IOPD or LOPD.
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
Development considerations for GYS1 (Pompe disease and beyond)
We plan to continue studying both GYS1 knockdown and the combination of GYS1 knockdown and enzyme replacement in Pompe disease . Although ERT is an effective treatment for some patients, many will fail to adequately respond, or appear to lose response over time. The expectation is that an ability to retard excess glycogen storage regardless of the source may result in a more effective and durable therapeutic alternative for a wider range of patients.
Beyond Pompe disease, we continue to explore a number of additional diseases where GYS1 knockdown is relevant. In addition, we continue to assess other neuromuscular diseases.
Beyond Neuromuscular Disease
Immunology
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
Perhaps more importantly, we have been able to not only normalize IRF5 levels, but to associate that with a demonstrated effect on disease index. In the one-week DSS-induced colitis model below mice were treated with either two 80 mg/kg IV doses of investigational EEV#1-PMO, daily cyclosporin A, or vehicle. EEV#1-PMO reduced IRF5 upregulation in colon tissue and EEV-PMO treatment ameliorated disease progression, such as body weight loss (days 5-8), stool consistency, and bleeding (daily oral cyclosporin A as positive control). We believe that IRF5 knockdown continues to hold potential as a complementary and targeted alternative to the current standard of care across a variety of autoimmune diseases.
Comparison of IRF5 Knockdown and Phenotypic Changes in In Vivo (WT Model)

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
We are currently conducting preclinical studies evaluating the delivery of IRF5-targeting EEV- PMOs in disease mouse models with the expectation of additional in vivo proof of concept data in 2023.
Ocular Disease
High unmet need continues to exist across a wide range of ocular diseases including macular dystrophies, photoreceptor diseases, optic neuropathies among others. Many of these are of genetic origin and potentially addressable via RNA based therapeutics including exon skipping approaches. Despite the benefits of both local delivery and immune privilege many of these diseases have proven to be difficult to treat, as evidenced by a number of clinical failures. The retina is a complex structure consisting of multiple layers of tissue and a range of different cell types. A consistent challenge for developers has been the distribution and uptake of therapeutic candidates broadly, throughout the various layers and cell types across the retina. We believe our EEV-therapeutics can more effectively engage disease specific targets within these tissue layers opening the door to the development of new therapeutic candidates. As such we have discovery efforts ongoing with the goal of further elucidating the benefits of EEV conjugation.
Additional Platform Applications
We have a number of additional EEV conjugates that are in discovery. To potentially enhance therapeutic index the endosomal escape enhancing efficiency of an EEV can be combined with the enhanced tissue tropism associated with receptor mediated binding to more selectively target or avoid specific cell types and efficiently deliver a variety of active payloads. Preclinical studies have demonstrated intracellular delivery of a variety of full and partial domain antibodies and we have observed target engagement and a meaningful modulation of downstream signaling.

We are also leveraging the modularity of the platform to explore different elements such as EEV-oligonucleotide-carrier constructs to deliver mRNA, and EEV conjugated enzyme and guide RNA associations to enable gene editing.. We are using EEV-antibody drug conjugates to deliver targeted, intracellular cytotoxics. Finally, we are using combinations of EEV conjugated oligonucleotides and antibody fragments to more effectively modulate immune response. We further plan to explore the flexibility of the platform and pursue alternative therapeutic approaches to the same fundamental challenges; to use EEV-therapeutics to enhance or prevent the production of, enhance or inhibit the signaling of, or degrade or augment the presence of a protein. We believe that even where local injection (e.g., retina, CNS) is utilized, the marked enhancement of endosomal escape (50% versus 1-2%) enables greater distribution and target engagement crucial to therapeutic improvement. We continually explore strategic opportunities to develop therapies wherever the EEV Platform provides us with the ability to make a difference for patients with devastating disease.
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
Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. (PTC). In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are PMOs approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc. (Sarepta), and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP -5051, a peptide-linked PMO currently being evaluated following a Phase 2 clinical trial for patients amenable to exon 51 skipping along with SRP-5053, SRP-5045, SRP-5050 and SRP-5044 in preclinical development, Nippon Shinyaku Co. Ltd., which recently completed a Phase 1/2 clinical trial for patients amenable to exon 44 skipping in Japan, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Avidity Biosciences, Inc. (Avidity), which announced the initiation of its Phase 1/2 clinical trial with antibody oligonucleotide conjugates for exon 44 (AOC-1044), and has similar programs for patients amenable to exon 45, and exon 51 skipping in preclinical development, Wave Life Sciences Ltd., which is clinically evaluating WVE-N531, a splicing clinical candidate that is designed to target exon 53 within the dystrophin gene, Dyne Therapeutics, Inc. (Dyne), which is pursuing antibody fragment-oligonucleotide conjugates for exons 44, 45, 51 (clinical candidate DYNE-251), and 53, PepGen, Inc. with PGN-EDO51, a clinical candidate designed to address exon 51, along with discovery programs targeting exons 53, 44, and 45, and BioMarin Pharmaceutical Inc., which is in preclinical development with BMN 351, an antisense oligonucleotide therapy for exon 51. In addition, several companies are developing gene therapies to treat DMD, including Pfizer Inc. (PF-06939926), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-003), and REGENXBIO (RGX-202). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

We expect to face competition from existing products and products in development for each of our wholly owned and partnered therapeutic candidates. There are currently no approved therapies to treat the underlying cause of DM1. Therapeutic candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; AOC-1001, an antibody linked siRNA in clinical development by Avidity; DYNE-101, an antibody fragment conjugated to an ASO targeting DM1 protein kinase knockdown in clinical development by Dyne; EDODM1, a linear peptide conjugated to a PMO targeting CUG repeats in preclinical development by PepGen, Inc.; a small molecule targeting GTG repeats in preclinical development by Design Therapeutics, Inc.; gene editing treatments in preclinical development by Vertex; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; and small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.

The only currently-approved therapies for Pompe disease are alglucosidase alfa (Lumizyme in the United States, Myozyme in other geographies) and avalglucosidase alfa-ngpt (Nexviazyme in the United States), which are both forms of ERT delivered via IV infusions. There is one next-generation GAA enzyme in registration from Amicus Therapeutics Inc. (Amicus), and there are four gene therapies in the early stages of clinical development from Astellas Pharma Inc., Bayer AG, Roche Holding AG and Lacerta Therapeutics, Inc. There are five gene therapies in preclinical development from AVROBIO, Inc., Amicus, Provention Bio Inc., Selecta Biosciences, Inc. and Sarepta. There is one GYS1 inhibitor in Phase 1 development from Maze Therapeutics Inc. and two preclinical therapies targeting GYS1 inhibition from Aro Biotherapeutics, and Avidity, respectively.
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
Our future commercial success depends in part on our ability to:
•obtain, maintain, enforce and defend patent and other intellectual property rights for our important technology, inventions and know-how; preserve the confidentiality of our trade secrets and other confidential information;
•obtain and maintain licenses to use and exploit intellectual property owned or controlled by third parties;
•operate without infringing, misappropriating or otherwise violating any valid and enforceable patents and other intellectual property rights of third parties; and
•defend against challenges and assertions by third parties challenging the validity or enforceability of our intellectual property rights, or our rights in our intellectual property, or asserting that the operation of our business infringes, misappropriates or otherwise violates their intellectual property rights.

Our portfolio consists of owned and exclusively licensed patents and applications. As of February 28, 2023, there are 52 distinct patent families (33 families with non-provisional applications and 19 families with pending provisional applications) covering compositions of matter, manufacturing and uses related to our business. Among these patent families, we have 104 pending applications (including PCT, provisional and non-provisional applications) in the U.S., European Patent Convention, China, Canada, Hong Kong, Japan, and Taiwan; and 66 granted patents in the U.S., European Patent Convention, India, Japan, and Hong Kong (including a total of 45 member state validations of three European patents). Of these pending applications and granted patents, the licensed patent applications are pending in U.S., European Patent Convention, China, Canada, Hong Kong, Japan, and Taiwan; and licensed patents are granted in the U.S., European Patent Convention, China, India, Japan, Taiwan, and Hong Kong.
Our owned and licensed patent estate covers various aspects of our programs and technology, including various embodiments of our EEV Platform; proprietary enzyme, peptide, oligonucleotide and CRISPR conjugates; methods of treatment; and aspects of manufacturing. The portfolio includes patents covering certain embodiments of the EEV Platform that don’t relate to our lead therapeutic candidates with granted patents in the U.S. (3), India, Japan, China, Hong Kong and Europe (including 37 European validation states). The extent to which any patents, if and when granted, will cover our therapeutic candidates is uncertain. Any U.S. or foreign patents issued from national stage filings of our PCT patent applications and any U.S. patents issued from non-provisional applications we have filed or may file in connection with our provisional patent applications would be scheduled to expire on various dates from 2036 through 2043, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.
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

Commercialization
Excluding ENTR-501 and ENTR-701, we intend to retain significant development and commercial rights to our potential therapeutic candidates and, if marketing approval is obtained, to commercialize our therapeutic candidates on our own, or potentially with a partner, in the United States and other regions. We currently have no sales, marketing, or commercial product distribution capabilities. We intend to build the necessary infrastructure and capabilities over time for the United States, and potentially other regions, following further advancement of our therapeutic candidates. We believe that such a focused sales and marketing organization will be able to address the key specialists in treating the patient populations for which our therapeutic candidates are being developed. Clinical data, the size of the addressable patient population, and the size of the commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.
Manufacturing
We do not own or operate manufacturing facilities. We currently rely on third-party contract manufacturing organizations (CMOs), and suppliers for EEVs, linkers and nucleotides that comprise ENTR-601-44, ENTR-701, and ENTR 601-45 and our potential therapeutic candidates and the conjugation of these components, and we expect to continue to do so to support our IND-enabling studies and our clinical trials and commercial activities; however, we may seek to establish our own manufacturing facility for IND-enabling studies, clinical studies and long-term commercial supply. As we scale manufacturing, we intend to continue to expand and strengthen our network of CMOs. We believe there are multiple sources for all of the materials required for the manufacture of our therapeutic candidates, as well as multiple CMOs who could assemble the aforementioned components that comprise our potential therapeutic candidates.
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
An applicant seeking approval to market and distribute a new drug or biologic in the United States generally must satisfactorily complete each of the following steps: preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practices (GLP) regulations, as applicable; completion of the manufacture, under current Good Manufacturing Practices (cGMP) conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing; submission to the FDA of an IND, for human clinical testing, which must become effective before human clinical trials may begin; approval by an independent institutional review board (IRB), representing each clinical trial site before each clinical trial site may be initiated; performance of adequate and well-controlled human clinical trials, in accordance with current Good Clinical Practices (GCP), and any additional nonclinical studies required to establish the safety, efficacy, potency and purity of the product candidate for each proposed indication; preparation and submission to the FDA of a new drug application (NDA), or a Biologics License Application (BLA), for a biologic product, requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling; review of the product by an FDA advisory committee, where appropriate or if applicable; satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity; satisfactory completion of any FDA audits of the preclinical studies and clinical trial sites to assure compliance with GLP, as applicable, and GCP, and the integrity of clinical data in support of the NDA or BLA; payment of user fees under the Prescription Drug User Fee Act (PDUFA); securing FDA approval of the NDA or BLA; and compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (REMS), and any post-approval studies or other post-marketing commitments required by the FDA.
Preclinical Studies and IND Application
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
•Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy subjects or patients.
•Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.
•Phase 3 clinical trials typically proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are generally undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a therapeutic.
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
Manufacturers and others involved in the manufacture and distribution of approved drugs and biologics, and those supplying products, ingredients, and components of them, must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Noncompliance with such requirements can lead to adverse findings by the FDA during these inspections; in instances of significant or continued noncompliance, such adverse findings can serve as the basis for additional regulatory action by the FDA, including but not limited to warning and “untitled” letters.
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
The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA) the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Sponsors are also required to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the sponsor fails to conduct such studies in a timely manner and send the necessary updates to the FDA, or if a confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period.
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
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product;
•complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•product recall, seizure or detention, or refusal to permit the import or export of products; or

•injunctions or the imposition of civil or criminal penalties.
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
Additionally, states, such as California, Virginia, Colorado, Utah and Connecticut have recently enacted the consumer privacy laws that grant rights to data subjects and place increased privacy and security obligations on entities handling personal data of consumers or households, which could mark the beginning of a trend toward more stringent privacy legislation in the U.S. and could increase our potential liability and adversely affect our business.
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
Clinical Trial Approval
In April 2014, the European Union adopted the new Clinical Trials Regulation (EU) No 536/2014, which came into effect on January 31, 2022 and repealed the Clinical Trials Directive 2001/20/EC. The Clinical Trial Regulation overhauled the current system of approvals for clinical trials in the European Union. Specifically, the new legislation, which is directly applicable in all EU Member States (meaning no national implementing legislation in each Member State is required), aims at simplifying and streamlining the approval of clinical trials in the European Union, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System (CTIS); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the applicable Member State. However, overall related timelines will be defined by the Clinical Trials Regulation. Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union through the CTIS.
PRIME Designation in the European Union
In March 2016, the EMA launched an initiative to facilitate development of therapeutic candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines (PRIME), scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of therapeutic candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the Committee for Medicinal Products for Human Use (CHMP), or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.
Marketing Authorization
To obtain a marketing authorization for a product under the European Union regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, an applicant must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan (PIP), covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver or a deferral for one or more of the measures included in the PIP. The Paediatric Committee of the EMA (PDCO), may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) are eligible for six months’ supplementary protection certificate extension. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.
The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union Member States and in the additional Member States of the European Economic Area (EEA) (i.e. Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medical products and products with a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the European Union, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.
Under the centralized procedure in the European Union, the CHMP established at the EMA is responsible for conducting an initial assessment of a product. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.
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
Now that the UK (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain is no longer be covered by centralized MAs (under the Northern Ireland Protocol, centralized MAs continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January 1, 2021. For a period of three years from January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (MHRA), the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new Great Britain MA.

Regulatory Data Protection in the European Union
In the European Union, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity if granted, prevents applicants for authorization of generics or biosimilars of these innovative products from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic (abbreviated) or biosimilar MAA for a period of eight years from the date on which the reference product was first authorized in the European Union. During the additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.
Patent Term Extensions in the European Union and Other Jurisdictions
The European Union also provides for patent term extension through supplementary protection certificates (SPCs). The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a product. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained; and in the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.
Periods of Authorization and Renewals
A marketing authorization has an initial validity for five years, in principle, and it may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA (for a centrally authorized product) or by the competent authority of the authorizing Member State (for a nationally authorized product). To that end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the product on the European Union market (for a centrally authorized product) or on the market of the authorizing Member State (for a nationally authorized product) within three years after authorization, or if the product is removed from the market for three consecutive years, ceases to be valid (the so-called sunset clause).
Regulatory Requirements After Marketing Authorization
Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product, and must adhere in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These include compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the European Union, which mandate the methods, facilities and controls used in manufacturing, processing and packing of medical products to assure their safety and identity.
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
Orphan Drug Designation and Exclusivity
Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment in its development. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug product would be of significant benefit to those affected by that condition.
An orphan designation provides a number of benefits, including fee reductions, regulatory assistance and the possibility to apply for a centralized European Union marketing authorization. Marketing authorization for an orphan medical product leads to a ten-year period of market exclusivity being granted following marketing authorization of the orphan medical product. During this market exclusivity period, the EMA the European Commission or the Member States may only grant a marketing authorization to a “similar medicinal product” for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder for the authorized product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation because, for example, the product is sufficiently profitable not to justify market exclusivity. Orphan designation must be requested before submitting an application for marketing approval. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
The aforementioned EU rules are generally applicable in the EEA.
Brexit and the Regulatory Framework in the United Kingdom
The UK formally left the European Union on January 31, 2020, and the EU and the UK have concluded a trade and cooperation agreement (TCA) which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland). Except in respect of the new EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore largely aligns with EU regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

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
General Data Protection Regulation
Once we begin processing of personal data regarding individuals in the European Union, including personal health data, our activities will be subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require us to change our business practices to ensure full compliance.
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
In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so-called health technology assessments) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union Member States, and parallel trade (arbitrage between low-priced and high-priced Member States), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.
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
We expect that additional United States federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the United States federal government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.
Human Capital Resources
As of February 28, 2023, we had 130 full-time employees, including a total of 64 employees with Ph.D. degrees. Of these full-time employees, 102 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
We have, since our inception, worked to create a high-performing, inclusive and diverse workforce, which is a core element of our operating culture. We have deliberately sought to secure top talent with a diversity of thought, experiences and backgrounds who are committed to making a difference in the lives of patients with neuroscience diseases. We believe that, by embracing differences, we have a unique advantage in challenging the status quo to apply innovative thinking to long-existing medical challenges. As of February 28, 2023, our workforce was self-reportedly approximately 53% women and approximately 54% Asian, Hispanic, Latino, Black or African American, and women or minorities made up more than 60% of our senior leadership, reflecting the workforce we strive to create throughout the company.
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
Item 1A. Risk Factors
In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K (Annual Report) and in other documents that we file with the Securities and Exchange Commission (SEC). Investing in our common stock involves a high degree of risk. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Annual Report to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, the business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Note Regarding Forward-Looking Statements.”
Risks Related to Our Limited Operating History, Financial Position and Capital Requirements
We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue from product sales or become profitable or, if we achieve profitability, we may not be able to sustain it.
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a preclinical-stage biopharmaceutical company with a limited operating history upon which our stockholders can evaluate our business and prospects. All of our development programs, including our lead therapeutic candidates, ENTR-601-44, ENTR-601-45 and our partnered candidate ENTR-701, are in preclinical development or in the drug discovery stage. We commenced operations in 2016, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing our proprietary, highly versatile and modular EEV platform (EEV Platform), identifying EEV therapeutic candidates, establishing our intellectual property portfolio and conducting research and preclinical studies. Our approach to the discovery and development of therapeutic candidates based on our EEV Platform is unproven, and we do not know whether we will be able to conduct clinical studies on our therapeutic candidates, develop any therapeutic candidates that succeed in clinical development or produce products of commercial value. As an organization, we have not yet initiated or completed any clinical trials, obtained regulatory approvals, manufactured a clinical- or commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any significant revenue from product sales. Our net losses were $94.6 million and $51.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $188.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.
To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our therapeutic candidates, identifying lead therapeutic candidates, discovering additional therapeutic candidates, conducting preclinical studies prior to submitting an IND application, obtaining clearance for INDs, obtaining regulatory approval for these therapeutic candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our therapeutic candidates or even continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.
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
We believe that our existing cash, cash equivalents and marketable securities of $188.7 million as of December 31, 2022, together with the proceeds received under the Vertex Agreement, ongoing research support and the anticipated achievement of certain near-term milestones under the Vertex Agreement will be sufficient to extend our cash runway into the second half of 2025, supporting the Company's expansion and continued development of EEV therapeutic candidates targeting Duchenne muscular dystrophy and advance EEV-therapeutic candidates in indications beyond neuromuscular disease. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our therapeutic candidates. Our future capital requirements will depend on many factors, including, but not limited to:
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
•the timing and outcomes of preclinical studies and clinical trials for ENTR-601-44, ENTR-601-45, ENTR-701 and any therapeutic candidates from our discovery programs, or competing therapeutic candidates;
•the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•competition from existing and potential future products that compete with ENTR-601-44, ENTR-601-45, ENTR-701 or any of our discovery programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•any delays in regulatory review or approval of ENTR-601-44, ENTR-601-45, ENTR-701 or therapeutic candidates from any of our discovery programs;
•the level of demand for any of our therapeutic candidates, if approved, which may fluctuate significantly and be difficult to predict;
•the risk/benefit profile, cost and reimbursement policies with respect to our therapeutic candidates, if approved, and existing and potential future products that compete with ENTR-601-44, ENTR-601-45, ENTR-701 or any of our discovery programs;
•our or our partners' ability to commercialize ENTR-601-44, ENTR-601-45, ENTR-701 or therapeutic candidates from any of our discovery programs, if approved, inside and outside of the U.S., either independently or working with third parties;
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

We are early in our development efforts and all our development programs, including our lead therapeutic candidates ENTR-601-44, ENTR-601-45 and our partnered candidate ENTR-701, are in the preclinical or drug discovery stage. We have invested substantially all of our research efforts to date in developing our EEV Platform, identifying potential therapeutic candidates and conducting preclinical studies. As an organization, we have never conducted any clinical trials or submitted an application for regulatory approval, and we may be unable to do so for our therapeutic candidates. Our IND for ENTR-601-44 has not yet been allowed to proceed, and we have not completed IND-enabling studies for our other candidates. We will need to complete these steps to support the progression of ENTR-601-44, ENTR-601-45 and ENTR-701 into and through clinical studies. In addition, we have a development portfolio of programs that are in earlier stages of development and have not yet initiated or completed IND-enabling studies. We may never advance any therapeutic candidates through IND-enabling studies and receive authorization from the FDA, to proceed under an IND prior to initiating their clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our therapeutic candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. For the FDA to accept an IND, we must complete Good Laboratory Practices (GLP) studies, which may not be successful or may take longer than we expect. The FDA may require us to complete additional preclinical studies or we may be required to satisfy other FDA requests prior to commencing clinical trials, and such requests may not currently be known or anticipated, which may cause the start of our first clinical trials to be delayed or prevent us from conducting clinical trials. For example, the FDA has placed ENTR-601-44 on clinical hold and requested that we gather and submit additional information regarding ENTR-601-44. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, including with respect to ENTR-601-44, which may require us to complete additional preclinical studies or clinical trials, impose stricter approval conditions than we currently expect or may prevent us from conducting clinical trials. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the European Union (EU).
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
The FDA has placed the IND application for ENTR-601-44 for the potential treatment of Duchenne muscular dystrophy on clinical hold. Should we be delayed in submitting a response to the clinical hold in the United States or our response is not satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all.
The FDA has placed the IND application for ENTR-601-44 for the potential treatment of Duchenne muscular dystrophy on clinical hold and requested that we gather and submit additional information regarding ENTR-601-44. We are actively working to resolve the clinical hold in the United States as quickly as possible. Should we be delayed in submitting a response to the clinical hold in the United States or our response is not satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all.
We are exploring a range of options globally with the goal of initiating a healthy volunteer trial in 2023. However, if our efforts in the United States and elsewhere are not successful, we may not be able to initiate our healthy volunteer clinical trial for ENTR-601-44 as planned, or at all.
Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead EEV therapeutic candidate, ENTR-601-44. Delay or failure to advance programs or modalities, including ENTR-601-44 could adversely impact our business.
Using our platform, we are developing product features for medicines based on EEVs. Over time, our platform work led to commonalities, where a specific combination of EEV technologies, delivery technologies, and manufacturing processes generated a set of product features shared by multiple programs, for example, oligonucleotide-conjugated EEVs and antibody-conjugated EEVs. This is what we call a “modality.” We are utilizing early programs in a modality, such as ENTR-601-44 for oligonucleotide-conjugated EEVs, to understand the technology risks within the modality, including manufacturing and pharmaceutical properties. Our lead therapeutic candidate, ENTR-601-44, is being developed to address Duchenne muscular dystrophy (DMD) and we are highly dependent on the success of the future clinical trials of ENTR-601-44, the outcomes of which are uncertain, to further develop ENTR-601-45, a lead therapeutic candidate for patients with DMD with exon 45 skipping amenable mutations. Because ENTR-601-44 is our first EEV therapeutic candidate, if ENTR-601-44 encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, the value of our EEV Platform, including our other therapeutic candidates such as ENTR-601-45 and our partnered candidate ENTR-701, could be greatly diminished and our development plans and business would be significantly harmed.
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
The results from preclinical studies or clinical trials of a therapeutic candidate may not predict the results of later clinical trials of the therapeutic candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of ENTR-601-44, ENTR-601-45, ENTR-701 and other potential therapeutic candidates, we do not know whether ENTR-601-44, ENTR-601-45, ENTR-701 or the other potential therapeutic candidates will perform in future clinical trials as they have performed in these prior studies. The positive results we have observed for our therapeutic candidates in early, non-GLP preclinical studies and animal models may not be predictive of our future clinical trials in humans. Furthermore, for some indications that we are pursuing there are no animal models that adequately mirror the human disease to predict any level of positive results. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many therapeutic candidates fail in clinical trials despite very promising early results. Unexpected observations or toxicities observed in our IND-enabling studies for example, could delay clinical trials for ENTR-601-44, ENTR-601-45, ENTR-701 or our other development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and companies that have believed their therapeutic candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA approval. Additionally, we may conduct clinical trials that utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational therapeutic candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational therapeutic candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our therapeutic candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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
The risk of failure in developing therapeutic candidates is high. It is impossible to predict when or if any therapeutic candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any therapeutic candidate, we must complete preclinical development, submit an IND or foreign equivalent to permit initiation of clinical studies, and then conduct extensive clinical trials to demonstrate the safety and efficacy of therapeutic candidates in humans. As an organization, we submitted an IND for ENTR-601-44 in the fourth quarter of 2022, which was subsequently placed on clinical hold. We plan to advance ENTR-601-45, our EEV therapeutic candidate targeting exon 45, to IND submission in the fourth quarter of 2024. We have not previously conducted any clinical trials of any therapeutic candidates, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an IND, NDA or BLA or other comparable foreign regulatory submission for any therapeutic candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of ENTR-601-44, ENTR-601-45, ENTR-701 or any other therapeutic candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our therapeutic candidates. Clinical trials may fail to demonstrate that our therapeutic candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.
Before we can commence clinical trials for a therapeutic candidate, we must complete extensive preclinical testing and studies that support our INDs and other regulatory filings. We cannot be certain of the timely identification of a therapeutic candidate or the completion or outcome of our preclinical testing and studies and cannot predict whether the FDA will accept our proposed clinical programs or whether the outcome of our preclinical testing and studies will ultimately support the further development of any therapeutic candidates. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. As a result, we cannot be sure that we will be able to submit INDs for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs will result in the FDA allowing clinical trials to begin. For example, the FDA has placed the IND application for ENTR-601-44 for the potential treatment of Duchenne muscular dystrophy on clinical hold and requested that we gather and submit additional information regarding ENTR-601-44. We are actively working to resolve the clinical hold in the United States as quickly as possible. Should we be delayed in submitting a response to the clinical hold in the United States or our response is not satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all. In addition, given the extraordinary unmet need, we are exploring a range of options globally with the goal of initiating a healthy volunteer trial in 2023. However, if our efforts in the United States and elsewhere are not successful, we may not be able to initiate our healthy volunteer clinical trial for ENTR-601-44 as planned, or at all.
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
After initiating a clinical trial, we could also encounter delays if the clinical trial is suspended, placed on clinical hold or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or other regulatory authorities or recommended for suspension or termination by the Data Safety Monitoring Board (DSMB) for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our therapeutic candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from preclinical studies, clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their therapeutic candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval.

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
We have not evaluated any therapeutic candidates in human clinical trials. Although other oligonucleotide therapeutics, enzyme replacement therapies and gene therapies have received regulatory approval, our EEV-based therapeutics are a novel approach to the delivery of biological therapeutics, which may present enhanced uncertainty associated with the safety profile of ENTR-601-44, ENTR-601-45, ENTR-701 and other EEV-based therapeutics compared to more well-established classes of therapies. Moreover, it is impossible to predict when or if any therapeutic candidates we may develop will prove safe in humans. As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our therapeutic candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our proprietary EEV Platform, which leverages a novel and unproven approach. While we have observed favorable preclinical study results based on our EEV Platform, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any therapeutic candidates in clinical trials or in obtaining marketing approval thereafter. Our lead therapeutic candidates, ENTR-601-44, ENTR-601-45 and our partnered candidate ENTR-701, are in preclinical development and we have not yet initiated any clinical trials for any therapeutic candidate. Our research methodology and novel approach to intracellular therapeutics may be unsuccessful in identifying additional therapeutic candidates, and any therapeutic candidates based on our EEV Platform may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the therapeutic candidates unmarketable or unlikely to receive marketing approval. Further, because all of our therapeutic candidates and development programs are based on our EEV Platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.
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
Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for our one or more of our therapeutic candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a therapeutic candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the therapeutic candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit, and the FDA is permitted to require, as appropriate, that such studies be underway prior to approval or within a specified period after the date of approval. Sponsors must also update the FDA on the status of these studies, and under FDORA, the FDA has increased authority to withdraw approval of a drug granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug's predicted clinical benefit.
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
Regulatory authorities in some jurisdictions, including the United States and the EU, may also designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a therapeutic candidate as an orphan drug if it is a drug intended to treat a rare condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products (COMP) evaluates orphan designation in respect of a product if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five (5) in ten thousand (10,000) persons in the EU when the application is made, or (ii) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there is no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the product would be of significant benefit to those affected by that condition. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers, and it may entitle the therapeutic to exclusivity in the United States and the EU. Even if we obtain orphan drug designation for a therapeutic candidate, we may not be able to obtain or maintain orphan drug exclusivity for that therapeutic candidate.
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
Additionally, now that the UK is no longer part of the EU, separate applications and procedures will be required to obtain regulatory approval for our products in the UK and EU. In particular, Great Britain is no longer covered by the centralized procedure for obtaining EU-wide marketing authorizations from the EMA for medicinal products (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland and centralized EU authorizations continue to be recognized) and a separate process for authorization of drug products will be required in Great Britain. Until December 31, 2023, the Medicines and Healthcare Products Regulatory Agency may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization, however a separate application will still be required. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators when determining an application for a new Great Britain marketing authorization.
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
We engage a number of third-party suppliers and service providers to supply critical goods and services, such as contract research services, contract manufacturing services and IT services. Disruptions to the business, financial stability or operations of these suppliers and service providers, including due to strikes, labor disputes or other disruptions to the workforce, for instance, if employees are not able to come to work, or to their willingness and ability to produce or deliver such products or provide such services in a manner that satisfies the requirements put forth by the authorities, or in a manner that satisfies our own requirements, could affect our ability to develop and market our future therapeutic candidates on a timely basis. If these suppliers and service providers were unable or unwilling to continue to provide their products or services in the manner expected, or at all, we could encounter difficulty finding alternative suppliers. Even if we are able to secure appropriate alternative suppliers in a timely manner, costs for such products or services could increase significantly. Any of these events could adversely affect our results of operations and our business.
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
We have and may in the future enter into collaborations, licenses and other similar arrangements with third parties for the research, development and commercialization of certain of the therapeutic candidates we may develop, including our collaboration with Vertex. If any such arrangements are not successful, we may not be able to capitalize on the market potential of those therapeutic candidates.
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
For example, we will have limited influence and control over the development and commercialization activities of Vertex Pharmaceuticals Incorporated (Vertex) in the development and commercialization of ENTR-701 or certain other product candidates. Vertex’s development and commercialization activities may adversely impact our own efforts. Failure by Vertex to meet its obligations under the Strategic Collaboration and License Agreement (the Vertex Agreement), to apply sufficient efforts at developing and commercializing collaboration products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations. In addition, to the extent we rely on Vertex to commercialize any products upon obtaining regulatory approval, we may receive less revenues than if we commercialized these products ourselves, which could materially harm our prospects.
These relationships, or those like them, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators, and the negotiation process is time-consuming and complex. Our ability to reach definitive collaboration agreements will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of several factors. If we license rights to any therapeutic candidates we or our collaborators may develop, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.
If conflicts arise between us and our current or potential collaborators, these parties may act in a manner adverse to us and could limit our ability to implement our strategies.
If conflicts arise between us and our current or potential collaborators, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Our collaborators may develop, either alone or with others, products in related fields that are competitive with the therapeutic candidates we may develop that are the subject of these collaborations with us. Competing products, either developed by the collaborators or to which the collaborators have rights, may result in the withdrawal of support for our therapeutic candidates.
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
Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. (PTC). In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are PMOs approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc. (Sarepta), and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated following a Phase 2 clinical trial for patients amenable to exon 51 skipping along with SRP-5053, SRP-5045, SRP-5050 and SRP-5044 in preclinical development, Nippon Shinyaku Co. Ltd., which recently completed a Phase 1/2 clinical trial for patients amenable to exon 44 skipping in Japan, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Avidity Biosciences, Inc. (Avidity), which announced the initiation of its Phase 1/2 clinical trial with antibody oligonucleotide conjugates for exon 44 (AOC-1044), and has similar programs for patients amenable to exon 45, and exon 51 skipping in preclinical development, Wave Life Sciences Ltd., which is clinically evaluating WVE-N531, a splicing clinical candidate that is designed to target exon 53 within the dystrophin gene, Dyne Therapeutics, Inc. (Dyne), which is pursuing antibody fragment-oligonucleotide conjugates for exons 44, 45, 51 (clinical candidate DYNE-251), and 53, PepGen, Inc. with PGN-EDO51, a clinical candidate designed to address exon 51, along with discovery programs targeting exons 53, 44, and 45, and BioMarin Pharmaceutical Inc., which is in preclinical development with BMN 351, an antisense oligonucleotide therapy for exon 51. In addition, several companies are developing gene therapies to treat DMD, including Pfizer Inc. (PF-06939926), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-003), and REGENXBIO (RGX-202). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.
We expect to face competition from existing products and products in development for each of our wholly owned and partnered therapeutic candidates. There are currently no approved therapies to treat the underlying cause of DM1. Therapeutic candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; AOC-1001, an antibody linked siRNA in clinical development by Avidity; DYNE-101, an antibody fragment conjugated to an ASO targeting DM1 protein kinase knockdown in clinical development by Dyne; EDODM1, a linear peptide conjugated to a PMO targeting CUG repeats in preclinical development by PepGen, Inc., in preclinical development; a small molecule targeting GTG repeats in preclinical development by Design Therapeutics, Inc.; gene editing treatments in preclinical development by Vertex; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; and small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.

The only currently-approved therapies for Pompe disease are alglucosidase alfa (Lumizyme in the United States, Myozyme in other geographies) and avalglucosidase alfa-ngpt (Nexviazyme in the United States), which are both forms of ERT delivered via IV infusions. There is one next-generation GAA enzyme in registration from Amicus Therapeutics Inc. (Amicus), and there are four gene therapies in the early stages of clinical development from Astellas Pharma Inc., Bayer AG, Roche Holding AG and Lacerta Therapeutics, Inc. There are five gene therapies in preclinical development from AVROBIO, Inc., Amicus, Provention Bio Inc., Selecta Biosciences, Inc. and Sarepta. There is one GYS1 inhibitor in Phase l development form Maze Therapeutics Inc. and two preclinical therapies targeting GYS1 inhibition from Aro Biotherapeutics, and Avidity, respectively.
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
As of February 28, 2023, we had 130 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.
Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of ENTR-601-44, ENTR-601-45, our partnered candidate ENTR-701 or any future therapeutic candidates. We cannot assure our stockholders that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we or our partners may not be able to obtain marketing approval of ENTR-601-44, ENTR-601-45, ENTR-701 or any future therapeutic candidates or otherwise advance our business. We cannot assure our stockholders that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.
If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize ENTR-601-44, ENTR-601-45, our partnered candidate ENTR-701, our other development portfolio therapeutic candidates or any future therapeutic candidates and, accordingly, may not achieve our research, development and commercialization goals.
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
For example, the ACA was passed in 2010 and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry.
Among the provisions of the ACA of importance to our potential therapeutic candidates are the following:
•annual fees and taxes on manufacturers of certain branded prescription drugs;
•an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products;
•a Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
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
Other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. Subsequent legislation extended the 2% payment reduction which remains in effect through 2030. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
The Inflation Reduction Act of 2022 (the IRA) includes several provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effect of the IRA on our business and the healthcare industry in general is not yet known.
Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.
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

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, third-party CROs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party CROs, vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party CROs, vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of ENTR-601-44, ENTR-601-45, ENTR-701 or any future therapeutic candidates could be delayed. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the information technology systems of our third-party CROs, vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.
Our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party CROs, vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our therapeutic candidates could be delayed. In addition, the loss of clinical trial data for ENTR-601-44, ENTR-601-45, ENTR-701 or any other therapeutic candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and could cause a disruption to the development of our therapeutic candidates.
The ongoing COVID-19 pandemic has broadly affected the global economy and has put a significant strain on healthcare resources. In the United States, President Biden's administration announced that it will end COVID-19 emergency declarations on May 11, 2023. The ultimate extent of the impact of the COVID-19 pandemic on our business, preclinical studies and planned clinical trials, financial condition and results of operations is uncertain and will depend on future developments. The continuation of the worldwide COVID-19 or another pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the ongoing COVID-19 pandemic has adversely impacted economies worldwide and may cause substantial disruption in the financial markets, both of which could adversely affect our business, operations and ability to raise funds to support our operations.
To date, we have not experienced a material financial impact or significant business disruptions, including with our vendors, or impairments of any of our assets as a result of the ongoing COVID-19 pandemic. While most COVID-19 restrictions have been lifted, we plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. We have taken precautionary measures intended to help minimize the risk of the virus to our employees, including embracing a hybrid work environment where permissible and appropriate, providing for social distancing, increased sanitization of our facilities and providing personal protective equipment for our employees. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners. We are continuing to monitor the potential impact of the ongoing COVID-19 pandemic, but we cannot be certain what the overall impact of the COVID-19 pandemic will be on our business, financial condition, results of operations and prospects.
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
•the U.S. federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners (defined to include physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified-nurse midwives) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
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
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future. For example, under Section 174 of the Internal Revenue Code of 1986, as amended (the Code), in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.
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
Under current law, unused U.S. federal net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, both our current and our future unused U.S. federal net operating losses and tax credits may be subject to limitation under Sections 382 and 383 of the Code, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Our net operating losses and tax credits may also be impaired or restricted under state law. As of December 31, 2022, we had U.S. federal net operating loss carryforwards of approximately $119.3 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.
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
Risks Related to Our Intellectual Property
If we or our collaborators are unable to obtain and maintain patent protection for our therapeutic programs and other proprietary technologies we develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our therapeutic programs and other proprietary technologies we may develop may be adversely affected.
Our success depends in large part on our ability and the abilities of our collaborators to obtain and maintain patent protection in the United States and other countries with respect to our therapeutic programs and other proprietary technologies we may develop. In order to protect our proprietary position, we have filed or intend to file patent applications in the United States and abroad relating to our therapeutic programs and other proprietary technologies we may develop; however, there can be no assurance that any such patent applications will issue as granted patents. If we are unable to obtain or maintain patent protection with respect to our therapeutic programs and other proprietary technologies we may develop, our business, financial condition, results of operations and prospects could be materially harmed.
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
•we have engaged in scientific collaborations in the past and will continue to do so in the future and our collaborators may develop adjacent or competing products that are outside the scope of our patents;
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
Further, a new California ballot initiative, the California Privacy Rights Act (CPRA), was passed by California voters on November 3, 2020. The CPRA which became effective on January 1, 2023 creates additional obligations with respect to processing and storing personal information. Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (CDPA), which became effective on January 1, 2023 and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (CPA), into law. This law will become effective on July 1, 2023. Moreover, on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act (UCPA), into law. The UCPA will take effect on December 31, 2023. Most recently, on April 28, 2022, the Connecticut state legislature passed “An Act Concerning Personal Data Privacy and Online Monitoring”. Once signed, the Connecticut Act will take effect on July 1, 2023. While the new state laws incorporate many similar concepts, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
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
We will be subject to the data protection laws of the European Union (EU) and United Kingdom (UK) in relation to personal data we collect from these territories. These laws impose additional obligations and risk upon our business, including substantial expenses and changes to business operations that are required to comply with these laws. The withdrawal of the UK from the EU (Brexit) and the subsequent separation of the data protection regimes of these territories means we are required to comply with separate data protection laws in the EU and UK which may lead to additional compliance costs and could increase our overall risk. The collection, use, storage, disclosure, transfer, and other processing of personal data in the EU is governed by the provisions of the General Data Protection Regulation, or the EU GDPR. Further to Brexit, the EU GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. As of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the EU GDPR into UK law along with the UK Data Protection Act 2018, referred to as the UK GDPR and together with the EU GDPR, referred to as the GDPR. Failure to comply with the GDPR, and any supplemental European Economic Area, or EEA, country’s national data protection laws which may apply by virtue of the location of the individuals whose personal data we collect, may result in fines and other administrative penalties, including monetary penalties of up to €20/£17.5 million or 4% of worldwide revenue (whichever is higher). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
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
The GDPR imposes strict rules on the transfer of personal data out of the EEA/UK to countries not regarded by the European Commission and the UK government as providing adequate protection, or third countries, including the United States. These transfers are prohibited unless an appropriate safeguard specified by data protection laws is implemented, such as the Standard Contractual Clauses, or SCCs, approved by the European Commission, or a derogation applies. A decision by the Court of Justice of the European Union, or CJEU, in 2020 Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems or Schrems II) invalidated the EU-U.S. Privacy Shield Framework (which was one of the primary mechanisms used by U.S. companies to import personal data from the EEA in compliance with the GDPR's cross-border data transfer restrictions) and introduced substantial new requirements to the use of the SCCs, including the requirement to assess the risk of the transfer taking into account the laws in the destination country. As a result of these developments, the European Commission published updated versions of the SCCs, with businesses required to have replaced all previous versions as of December 2022. Finalizing the implementation of the updated SCCs may continue to necessitate significant contractual overhaul of our data transfer arrangements with customers, sub-processors and vendors. The UK is not subject to the European Commission’s new SCCs but the UK Information Commissioner’s Office has published the UK’s own transfer mechanisms for personal data originating from the UK (the International Data Transfer Agreement and International Data Transfer Addendum (each an IDTA)), which are in force as of March 21, 2022. The IDTA requires the same case-by-case risk assessment of the transfer. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA/UK personal data is located and which service providers we can utilize for the processing of EEA/UK personal data, particularly as the enforcement around GDPR international transfer compliance obligations is currently unclear. The above transfer requirements and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position.
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
•general economic, political, industry and market conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war (such as the conflict between Russian and Ukraine) or terrorism; and
•other events or factors, many of which are beyond our control.
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
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 80.7% of our outstanding voting stock as of December 31, 2022. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties

Our corporate headquarters are located in Boston, Massachusetts, where we lease a facility containing approximately 42,046 square feet of office, research and development and laboratory space. The lease expires on November 30, 2025, subject to an option to terminate the lease after November 30, 2023 without penalty or to extend for three additional years.
On March 16, 2022, we and IDB 17-19 Drydock Limited Partnership, as landlord (the “Landlord”), entered into a Lease Agreement with respect to approximately 81,442 square feet of office and laboratory space in Boston, Massachusetts, which, when available for occupancy, will become the Company’s new consolidated headquarters location and supplement its existing space in Massachusetts.
We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.
For additional information regarding these leases, refer to Notes 11, Leases, and 14, Subsequent Events, to our consolidated financial statements included elsewhere in this Annual Report.
Item 3. Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2022, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has traded on the Nasdaq Global Market under the symbol “TRDA” since October 29, 2021. Prior to that date, there was no public trading market for our common stock.
Holders of Our Common Stock
As of February 28, 2023, there were approximately 47 stockholders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Equity Securities
On December 7, 2022, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Vertex Pharmaceuticals Incorporated (Vertex), pursuant to which Vertex agreed to purchase from the Company 1,618,613 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, in a private placement transaction for an aggregate purchase price of approximately $26.3 million or $16.26 per share. The purchase price per Share is equal to one hundred five percent (105%) of the daily volume-weighted average per share price of the Company’s common stock on the Nasdaq Global Market over the ten trading days ending on and including the last trading day prior to the execution of the Stock Purchase Agreement. On February 8, 2023, following the expiration of the waiting period and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the private placement transaction closed.
Use of Proceeds
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
Overview
We are a biotechnology company that aims to transform the lives of patients by establishing EEV therapeutics as a new class of medicines and become the world’s foremost intracellular therapeutics company. Through our proprietary, highly versatile and modular EEV platform (EEV Platform), we are building a robust development portfolio of EEV therapeutic candidates designed to enable the efficient intracellular delivery of therapeutics in various organs and tissues with an improved therapeutic index. We have initially focused on the development of EEV therapeutics for rare neuromuscular diseases, including Duchenne muscular dystrophy (DMD) and myotonic dystrophy type 1 (DM1). In our neuromuscular disease programs, we link EEVs to small strands of nucleic acids called oligonucleotides, including phosphorodiamidate morpholino oligomers (PMOs).
Our most advanced therapeutic candidate, ENTR-601-44, is being developed for patients with DMD that are exon 44 skipping amenable. On December 19, 2022, we announced that we received a clinical hold notice from the FDA regarding the Investigational New Drug (IND) application for ENTR-601-44. The FDA has requested that we gather and submit additional information regarding ENTR-601-44 and we are actively working to resolve the clinical hold in the United States as quickly as possible. Should we be delayed in submitting a response to the clinical hold in the United States or our response is not satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all. In addition, given the extraordinary unmet need, we are exploring a range of options globally with the goal of initiating a healthy volunteer trial in 2023. However, if our efforts in the United States and elsewhere are not successful, we may not be able to initiate our healthy volunteer clinical trial for ENTR-601-44 as planned, or at all.
On January 9, 2023, we announced the selection of a second clinical candidate within its Duchenne franchise, ENTR-601-45 for the potential treatment of people living with Duchenne muscular dystrophy who are Exon 45 skipping amenable. We plan to submit an IND application for ENTR-601-45 in the fourth quarter of 2024.
We have also entered into a Strategic Collaboration and License Agreement (the Vertex Agreement) with Vertex Pharmaceuticals Incorporated (“Vertex”) pursuant to which the Company granted Vertex an exclusive worldwide license to research, develop, manufacture and commercialize ENTR-701, the Company’s intracellular Endosomal Escape Vehicle (“EEV”)-based therapeutic candidate for the treatment of myotonic dystrophy type 1 (“DM1”) that targets expanded CUG repeats in DM1 protein kinase (DMPK) mRNA transcripts, as well as any additional EEV-based therapeutic candidates that may be identified by the Company for the potential treatment of DM1 in the course of the parties’ global research collaboration. The Vertex Agreement provides for a four-year global research collaboration under which Vertex will fund the Company’s continued pre-clinical development of ENTR-701, as well as additional DM1-related research activities with a goal of identifying other EEV-based therapeutic product candidates for the potential treatment of DM1. Other than the Company’s efforts under this research collaboration, Vertex will be responsible for global development, manufacturing and commercialization of the licensed products.
On February 8, 2023, following the expiration of the waiting period and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, Entrada and Vertex closed the Vertex Agreement. Under the terms of the Vertex

Agreement, Entrada received $250 million from the Vertex agreement comprised of an upfront payment of $223.7 million and an equity investment of $26.3 million in the Company's common stock at $16.26 per share.
Since our inception, we have devoted substantially all our resources to research and development efforts relating to our EEV Platform, advancing development of our portfolio of programs and general and administrative support for these operations, including raising capital. To date, we have financed our operations primarily through the sales of preferred and common stock in our initial public offering (IPO). As of December 31, 2022 we had raised over $400 million of gross proceeds from the sale of preferred and common stock.
We have incurred losses since our inception. Our net losses were $94.6 million and $51.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $188.3 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we advance our platform and EEV therapeutic candidates into later stages of preclinical development and, if successful, clinical development. We will not generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more therapeutic candidates, if ever. If we obtain regulatory approval for any therapeutic candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.
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
We believe that our existing cash, cash equivalents and marketable securities of $188.7 million as of December 31, 2022, together with the proceeds received under the Vertex Agreement, ongoing research support and the anticipated achievement of certain near-term milestones under the Vertex Agreement will be sufficient to extend our cash runway into the second half of 2025, supporting the Company's expansion and continued development of EEV therapeutic candidates targeting Duchenne muscular dystrophy and advance EEV-therapeutic candidates in indications beyond neuromuscular disease. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
Impact of the Ongoing COVID-19 Pandemic on Our Business
The duration of the ongoing COVID-19 pandemic and the extent to which it may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain, subject to change and difficult to predict, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19, such as new strains of the virus, and any future variants that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines and the extent and effectiveness of actions to contain COVID-19 or treat its impact, including vaccination campaigns and lockdown measures, among others. At times during the pandemic, we, our contract manufacturing organizations (CMOs), and our contract research organizations (CROs), experienced temporary reductions in certain operations that have since normalized. We, together with our CMOs and CROs, are closely monitoring the impact of the ongoing COVID-19 pandemic on these operations. Additionally, to provide a safe work environment for our employees, we have implemented various measures including limiting on-site presence to essential employees, providing for social distancing, increased sanitization of our facilities and providing personal protective equipment for our employees. We are continuing to monitor the impact and effects of the ongoing COVID-19 pandemic and our response to it, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of the pandemic.
We have not incurred any significant impairment losses in the carrying values of our assets as a result of the COVID-19 pandemic and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our audited consolidated financial statements included elsewhere in this Annual Report. Our estimates of the impact on our business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets.
Components of Our Results of Operations
Revenue
We do not have any products approved for sale, and as a result, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future.
Vertex Agreement
On December 7, 2022, the Company and Vertex Pharmaceuticals Incorporated (Vertex) entered into a Strategic Collaboration and License Agreement (the Vertex Agreement) pursuant to which the Company granted Vertex an exclusive worldwide license to research, develop, manufacture, commercialize ENTR-701 as well as any additional EEV-based therapeutic candidates that may be identified by the Company for the potential treatment of DM1 in the course of the parties’ global research collaboration. On February 8, 2023, following the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, Entrada and Vertex closed the Vertex Agreement.
The Vertex Agreement provides for a four-year global research collaboration under which Vertex will fund the Company’s continued pre-clinical development of ENTR-701, as well as additional DM1-related research activities with a goal of identifying other EEV-based therapeutic product candidates for the potential treatment of DM1. Other than the Company’s efforts under this research collaboration, Vertex will be responsible for global development, manufacturing and commercialization of the licensed products.
Pursuant to the Vertex Agreement, the Company received $250 million from the Vertex agreement comprised of an upfront payment of $223.7 million and an equity investment of $26.3 million in the Company's common stock The Company will be eligible to receive up to $485.0 million upon the achievement of certain research, development, regulatory and commercial milestones. The Company will also receive tiered royalties, from the mid to high single digits based on potential future net sales of licensed products as set forth in the Vertex Agreement.
The Vertex Collaboration Agreement became effective in February 2023 and we anticipate generating revenue from the arrangement beginning in the first quarter of 2023.
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our programs. These expenses include:
•personnel-related expenses, including salaries, related benefits and stock-based compensation expense for individuals engaged in research and development functions;
•expenses incurred in connection with the discovery and preclinical development of our therapeutic candidates and research programs, including under agreements with third parties, such as consultants, contractors and CROs;

•the cost of developing and validating our manufacturing process for use in our preclinical studies and potential future clinical trials, including the cost of raw materials used in our research and development activities and engaging with third party CMOs;
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
As a preclinical-stage company in the early phases of development, our research and development costs are often devoted to proof-of-concept studies and our overall EEV Platform that underpins our therapeutic candidates. Our direct, external research and development expenses consist primarily of fees paid to outside consultants, CROs, CMOs and research laboratories in connection with our process development, manufacturing and clinical development activities. Our direct external research and development expenses also include fees incurred under license and intellectual property purchase agreements. We track these external research and development costs on a program-by-program basis as we identify specific programs and product candidates to advance into clinical development.
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
Therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our platform development efforts, expanding our facilities and planned preclinical and clinical development activities in the near term and in the future. We expect that the research and development expenses of our programs will increase in the near term as we initiate IND-enabling activities for our therapeutic candidates. Therefore, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our therapeutic candidates. The successful development of our therapeutic candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:
•the scope, timing, rate of progress and expenses of our ongoing and potential future research activities, including preclinical and IND-enabling studies, clinical trials and other research and development activities we decide to pursue;
•the successful initiation, enrollment and completion of clinical trials under current good clinical practices;
•the timing of filing and acceptance of INDs or comparable foreign applications that allow commencement of future clinical trials for our therapeutic candidates;
•the timing and likelihood of resolution of the clinical hold on our IND application for ENTR-601-44 as well as the initiation of a clinical trial either within or outside of the United States;

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
•our ability to maintain a continued acceptable safety, tolerability and efficacy profile of our therapeutic candidates following approval;
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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and personnel-related costs, including stock-based compensation, for our personnel in executive, legal, finance and accounting, corporate and business development, human resources and other administrative functions. General and administrative expenses also include: legal fees relating to intellectual property and corporate matters; professional fees paid for accounting, auditing, consulting and tax services; insurance costs; travel expenses; and facility costs not otherwise included in research and development expenses.
We anticipate that our general and administrative expenses will increase in the future as we increase our headcount and expand our facilities to support our continued research activities and development of our programs and EEV Platform. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance and investor and public relations expenses associated with operating as a public company.
Other Income (Expense)
Interest Income
Interest income consists of interest earned our cash, cash equivalents and marketable securities.
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
As of December 31, 2022, we had federal net operating loss carryforwards of $119.3 million, which may be available to offset future taxable income, of which $3.2 million expire at various dates beginning in 2036 and the remaining $116.1 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2022, we had state net operating loss carryforwards of $112.1 million, which may be available to offset future taxable income and expire at various dates beginning in 2036. As of December 31, 2022, we also had federal and state research and development tax credit carryforwards of $5.5 million and $2.8 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2039 and 2035, respectively.
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
Research and Development Expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically corroborate the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include those related to fees paid to:
•vendors in connection with discovery and preclinical development activities;
•CROs in connection with preclinical studies and testing; and
•third-party manufacturers in connection with the development and scale up activities and the production of materials.
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
Recently Issued Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included elsewhere in this Annual Report for a description of recent accounting pronouncements applicable to our business.
Results of Operations
Comparison of the years ended December 31, 2022 and 2021

	Year ended December 31,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$66,609	$35,926	$30,683
General and administrative	30,639	15,201	15,438
Total operating expenses	97,248	51,127	46,121
Loss from operations	(97,248)	(51,127)	(46,121)
Other income (expense):
Interest and other income (expense), net	2,632	(31)	2,663
Total other income (expense), net	2,632	(31)	2,663
Net loss	$(94,616)	$(51,158)	$(43,458)
Research and Development Expenses

	Year ended December 31,
(in thousands)	2022	2021	Change
External research and development expenses:
ENTR-601-44	$12,851	$5,350	$7,501
ENTR-701	11,339	946	10,393
Other preclinical and discovery	4,835	4,677	158
Total external costs	29,025	10,973	18,052
Internal costs, including personnel related	37,584	24,953	12,631
Total research and development expenses	$66,609	$35,926	$30,683
Research and development expenses were $66.6 million for the year ended December 31, 2022, compared to $35.9 million for the year ended December 31, 2021. The increase of $30.7 million in research and development expenses was primarily attributable to:
•an increase of $18.1 million in external costs primarily driven by higher costs incurred as we advance our preclinical activities for our ENTR-601-44 and ENTR-701 research programs; and
•an increase of $12.6 million in internal costs driven by increased headcount in our research and development function, inclusive of stock-based compensation expense of $4.2 million and $0.9 million for the years ended December 31, 2022 and 2021, respectively, and increased facilities costs to support our expanding operations.
We expect our research and development expenses will continue to increase as we continue our current research and development activities, initiate new research programs, continue our preclinical development of therapeutic candidates and progress ENTR-601-44, ENTR-601-45, ENTR-701 and future product candidates, into clinical trials.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2022 were $30.6 million, compared to $15.2 million for the year ended December 31, 2021. The increase of $15.4 million was primarily attributable to the following:
•a $7.4 million increase in personnel-related costs, primarily as a result of the increase in headcount in our general and administrative function, inclusive of stock-based compensation expense of $5.7 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively;
•a $4.8 million increase in professional services costs, primarily attributable to legal and outside consulting services to support our continued research activities and development of our programs;
•a $2.6 million increase in other administrative expenses, primarily attributable to increased insurance costs as a public company; and
•a $0.6 million increase in facility and equipment-related expenses in connection with the operating lease for our corporate headquarters.
Interest and Other Income (Expense), net
Total interest and other income, net was $2.6 million for the year ended December 31, 2022, compared to total interest and other expense, net of less than $0.1 million for the year ended December 31, 2021. This increase is primarily driven by interest on money market and marketable securities investments.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2016, we have incurred significant operating losses. Our net losses were $94.6 million and $51.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, we had an accumulated deficit of $188.3 million and $93.7 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future as we further our platform development and advance the preclinical and, if successful, the clinical development of our programs.
To date, we have funded our operations primarily with over $400 million in gross proceeds from the sale of common and preferred stock. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $188.7 million. Additionally, pursuant to the Vertex Agreement which closed on February 8, 2023, the Company received an upfront payment of approximately $223.7 million, and Vertex made an equity investment of approximately $26.3 million in the Company’s common stock, pursuant to a stock purchase agreement between the Company and Vertex.
In November 2022, we filed a universal shelf registration on Form S-3 to register the issuance from time to time of up to $400.0 million in aggregate principal amount of our common stock, preferred stock, debt securities, warrants and/or units in one or more offerings. To date, we have not issued any securities under the Form S-3.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(93,786)	$(50,862)
Net cash used in investing activities	(148,650)	(4,580)
Net cash provided by financing activities	479	307,461
Net (decrease) increase in cash and cash equivalents	$(241,957)	$252,019
Operating Activities
For the year ended December 31, 2022, net cash used in operating activities was $93.8 million, consisting primarily of our net loss of $94.6 million and a net increase in working capital of $11.1 million, partially offset by adjustments for non-cash expenses relating to stock-based compensation expense of $9.9 million, depreciation expense of $1.9 million and amortization of premiums and discounts on marketable securities of $0.1 million.
For the year ended December 31, 2021, net cash used in operating activities was $50.9 million, consisting primarily of our net loss of $51.2 million and a net increase in working capital of $3.3 million, partially offset by stock-based compensation expense of $2.5 million and depreciation expense of $1.1 million.
Investing Activities
Net cash used in investing activities was $148.7 million for the year ended December 31, 2022, consisting primarily of $222.0 million in purchases of marketable securities, partially offset by $76.2 million from the maturities of marketable securities, and $2.9 million of purchases of property and equipment.
Net cash used in investing activities was $4.6 million for the year ended December 31, 2021, resulting from our purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $0.5 million for the year ended December 31, 2022, consisting of $0.3 million proceeds from stock option exercises and $0.2 million from the issuance of common stock under our employee stock purchase plan.
Net cash provided by financing activities was $307.5 million for the year ended December 31, 2021, consisting of $115.8 million of net proceeds from the sale of our Series B Preferred Stock in March 2021, $190.7 million of aggregate net proceeds from our IPO in November 2021 and stock option exercises of $1.0 million.
Funding Requirements

We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. In addition, we expect to incur additional costs associated with operating as a public company. Our operating expenses and future funding requirements are expected to increase substantially as we continue to advance our portfolio of programs. We believe that our existing cash, cash equivalents and marketable securities of $188.7 million as of December 31, 2022, together with the proceeds received under the Vertex Agreement, ongoing research support and the anticipated achievement of certain near-term milestones under the Vertex Agreement will be sufficient to extend our cash runway into the second half of 2025, supporting the Company's expansion and continued development of EEV therapeutic candidates targeting Duchenne muscular dystrophy and advance EEV-therapeutic candidates in indications beyond neuromuscular disease. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with research, development and commercialization of our candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including costs associated with:
•the continuation of our current research programs and our preclinical development of therapeutic candidates from our current research programs;
•the timing and likelihood of resolution of the clinical hold on our IND application for ENTR-601-44 as well as the initiation of a clinical trial either within or outside of the United States;
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
•ultimately establishing a sales, marketing and distribution infrastructure to commercialize any platforms for which we may obtain marketing approval, either by ourselves or in collaboration with others;
•generating revenue from commercial sales of therapeutic candidates we may develop for which we receive marketing approval;
•hiring additional personnel including research and development, clinical and commercial personnel;
•adding operational, financial and management information systems and personnel, including personnel to support our product development;
•achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•acquiring or in-licensing products, intellectual property and technologies; and

•the ongoing costs of operating as a public company.
Until such time, if ever, as we can generate substantial product revenue to support our cost structure, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or therapeutic candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our therapeutic candidates even if we would otherwise prefer to develop and market such therapeutic candidates ourselves.
Contractual Obligations and Commitments
Lease commitments
6 Tide Street Lease
We have a noncancellable operating lease of 42,046 square feet of office and laboratory space at 6 Tide Street in Boston, Massachusetts.In January 2023, we entered into an amendment pursuant to which the term for a portion of the leased space will expire on November 30, 2023 at the latest. The term for the remainder of the lease will end on November 30, 2025. Following the amendment, the fixed rental payment will be approximately $0.8 million per month through November 30, 2023, and $0.5 million per month after November 30, 2023.
IDB Lease
On March 16, 2022, the Company and IDB 17-19 Drydock Limited Partnership, as landlord (Landlord), entered into a lease agreement (IDB Lease) with respect to approximately 81,442 square feet of office and laboratory space (Premises) in Boston, Massachusetts, which, when available for occupancy, will become the Company’s new consolidated headquarters location and supplement its existing space in Massachusetts. The term of the IDB Lease commences the date upon which the Landlord tenders possession of the Premises to the Company following the Landlord’s substantial completion of the initial build-out of the Premises and shall continue for a period of approximately 10 years. The initial fixed rental rate is $0.5 million per month, which is for a 12 month period during which the base rent is payable for 65,000 square feet, and will increase 3% per annum thereafter for the entire 81,442 square feet leased.
IDB Sublease
In December 2022, the Company entered into a sublease agreement to sublease a portion of the office and laboratory space leased under the IDB Lease to a third-party (subtenant). The term of the sublease will commence at the later of (i) the date the subleased space is available for use by the subtenant, (ii) the date that IDB 17-19 Drydock Limited Partnership delivers its executed consent to the sublease, or (iii) March 1, 2023. The sublease term is 3 years and neither party has an option to extend the lease. The initial fixed rental rate is approximately $0.2 million per month and will increase 3% per annum thereafter.
For additional information regarding these leases, refer to Note 11, Leases, to our consolidated financial statements included elsewhere in this Annual Report.
License Agreements
We have also entered into a license agreement (OSIF License Agreement) with Ohio State Innovation Foundation (OSIF), an affiliate of The Ohio State University (OSU), under which we are obligated to make specific milestone and royalty payments. The payment obligations under this agreement are contingent upon future events, such as our achievement of specified development, regulatory and commercial milestones, or generating product sales. For additional information about our OSIF License Agreement and amounts that could become payable in the future under such agreements, see “Business—Intellectual property— License agreement with The Ohio State University” and Note 10, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report.
Other Funding Commitments
We enter into contracts in the normal course of business with CROs, third-party manufacturers and other third parties for preclinical research studies and testing and manufacturing services. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Entrada Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Entrada Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' (deficit) equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2022 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.
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

Boston, Massachusetts
March 6, 2023

ENTRADA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$45,157	$291,064
Marketable securities	143,555	—
Prepaid expenses and other current assets	21,163	7,636
Total current assets	209,875	298,700
Property and equipment, net	7,681	6,261
Restricted cash	3,950	—
Right-of-use assets, operating leases	25,340	—
Other non-current assets	5,210	872
Total assets	$252,056	$305,833
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,990	$706
Accrued expenses and other current liabilities	7,576	6,013
Operating lease obligations, current portion	8,406	—
Total current liabilities	21,972	6,719
Operating lease obligations, non-current	17,530	—
Deferred rent, net of current portion	—	396
Total liabilities	39,502	7,115
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $0.0001; 150,000,000 shares authorized; 31,448,508 shares issued and 31,394,767 shares outstanding as of December 31, 2022 and 31,336,092 shares issued and 31,224,336 shares outstanding as of December 31, 2021	3	3
Additional paid‑in capital	402,893	392,384
Accumulated other comprehensive loss	(2,057)	—
Accumulated deficit	(188,285)	(93,669)
Total stockholders’ equity	212,554	298,718
Total liabilities and stockholders’ equity	$252,056	$305,833

The accompanying notes are an integral part of these consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021

Operating expenses:
Research and development	$66,609	$35,926
General and administrative	30,639	15,201
Total operating expenses	97,248	51,127
Loss from operations	(97,248)	(51,127)
Other income (expense):
Interest and other income (expense), net	2,632	(31)
Total other income (expense), net	2,632	(31)
Net loss	$(94,616)	$(51,158)
Net loss per share attributable to common stockholders, basic and diluted	$(3.02)	$(8.16)
Weighted‑average common shares outstanding, basic and diluted	31,293,312	6,267,776
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax of $0	(2,057)	—
Total other comprehensive loss	(2,057)	—
Total comprehensive loss	$(96,673)	$(51,158)
The accompanying notes are an integral part of these consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid‑in Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	85,299,885	$81,658	1,244,139	$—	$1,021	$—	$(42,511)	$(41,490)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $420	53,522,099	115,831	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock upon initial public offering	(138,821,984)	(197,489)	19,185,183	2	197,487	—	—	197,489
Issuance of common stock from initial public offering, net of issuance costs of $18,034	—	—	10,436,250	1	190,690	—	—	190,691
Issuance of common stock upon exercise of stock options	—	—	223,838	—	410	—	—	410
Vesting of restricted common stock	—	—	11,537	—	—	—	—	—
Vesting of early exercised options	—	—	123,389	—	250	—	—	250
Stock‑based compensation	—	—	—	—	2,526	—	—	2,526
Net loss	—	—	—	—	—	—	(51,158)	(51,158)
Balances at December 31, 2021	—	$—	31,224,336	$3	$392,384	$—	$(93,669)	$298,718
Issuance of common stock upon exercise of stock options	—	—	84,526	—	195	—	—	195
Vesting of early exercised options	—	—	58,015	—	135	—	—	135
Purchase of common stock under the employee stock purchase plan	—	—	27,890	—	284	—	—	284
Stock‑based compensation	—	—	—	—	9,895	—	—	9,895
Other comprehensive loss	—	—	—	—	—	(2,057)	—	(2,057)
Net loss	—	—	—	—	—	—	(94,616)	(94,616)
Balances at December 31, 2022	—	$—	31,394,767	$3	$402,893	$(2,057)	$(188,285)	$212,554
The accompanying notes are an integral part of these consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(94,616)	$(51,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,895	1,117
Loss on disposal of property and equipment	—	74
Stock‑based compensation expense	9,895	2,526
Amortization of premiums and discounts on marketable securities, net	151	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14,022)	(6,733)
Right-of-use assets, operating leases	7,651	—
Other non-current assets	(4,338)	(331)
Accounts payable	5,287	(715)
Accrued expenses and other current liabilities	1,762	3,962
Deferred rent	—	396
Operating lease liabilities	(7,451)	—
Net cash used in operating activities	(93,786)	(50,862)
Cash flows from investing activities:
Purchases of property and equipment	(2,887)	(4,580)
Purchases of marketable securities	(221,977)	—
Maturities of marketable securities	76,214	—
Net cash used in investing activities	(148,650)	(4,580)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	115,831
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	190,691
Proceeds from exercise of stock options	195	410
Proceeds from the early exercise of stock options	—	529
Proceeds from issuance of common stock under the employee stock purchase plan	284	—
Net cash provided by financing activities	479	307,461
Net (decrease) increase in cash, cash equivalents and restricted cash	(241,957)	252,019
Cash, cash equivalents and restricted cash at beginning of year	291,064	39,045
Cash, cash equivalents and restricted cash at end of year	$49,107	$291,064
Supplemental cash flow disclosures:
Purchases of property and equipment included in accounts payable and accrued expenses	$88	$155
Conversion of preferred stock to common stock upon initial public offering	$—	$197,489
Vesting of options early exercised subject to repurchase	$135	$250
Recognition of right-of-use asset upon adoption of ASC 842	$32,991	$—
Transfer of deposits for equipment from operating to investing cash flows	$495	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021
1. Nature of the Business
Organization
Entrada Therapeutics, Inc. (Entrada or the Company) aims to transform the lives of patients by establishing Endosomal Escape Vehicle (EEVTM) therapeutics as a new class of medicines and become the world’s foremost intracellular therapeutics company. The Company was incorporated in Delaware on September 22, 2016 and its principal offices are located in Boston, Massachusetts.
Liquidity and Capital Resources
Since its inception, the Company has devoted substantially all of its resources to its research and development efforts relating to its proprietary, highly versatile and modular EEV platform (EEV Platform), advancing development of its portfolio of programs and general and administrative support for these operations, including raising capital. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, technical risks associated with the successful research, development and manufacturing of therapeutic candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Therapeutic candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.
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
In accordance with Accounting Standards Codification (ASC) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred net losses since its inception, including net losses of $94.6 million and $51.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had an accumulated deficit of $188.3 million. To date, the Company has funded its operations primarily through the sale of equity securities. The Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future.
The Company expects that its cash, cash equivalents, and marketable securities of $188.7 million as of December 31, 2022, along with the $250.0 million of total cash received in connection with the Vertex Agreement, will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months from the date of issuance of these consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its business strategy and may pursue additional cash resources through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing, or other arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed or on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
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
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to accrual and prepayment of research and development expenses and stock-based compensation. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.
Segment Information
The Company manages its operations as a single segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of assessing performance and making operating decisions. All of the Company's long-lived assets are located in the United States.
Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, restricted cash and marketable securities. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality, and the Company has not experienced any losses on these deposits. The Company’s marketable securities primarily consist of corporate bonds and U.S. government agency securities and treasuries, and potentially subject the Company to concentrations of credit risk. Our cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations
The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign-hedging arrangements.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2022 and 2021 cash and cash equivalents include standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries.
As of December 31, 2022, restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its future corporate facilities located at One Design Center Place, Boston, Massachusetts. As of December 31, 2021, the Company had no restricted cash. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$45,157	$291,064
Restricted cash	3,950	—
Total cash, cash equivalents and restricted cash	$49,107	$291,064
Marketable Securities
Investments in marketable securities are classified as available-for-sale. Available-for-sale securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ equity. Premiums or discounts from par value are amortized or accreted to investment income and/or expense over the life of the underlying investment. All of the Company’s available-for-sale securities are available to the Company for use in current operations. As a result, the Company classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. Realized gains and losses are determined using the specific identification method and are included in other income (expense).
The Company reviews investments in marketable securities for other-than-temporary impairment whenever the fair value of the investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has an intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and duration of the impairment and changes in value subsequent to the end of the period. To date, the Company has not recorded any credit losses on its available-for-sale securities.
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
As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tiered value hierarchy that distinguishes between the following:
•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
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
The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2022 and 2021. The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term nature.

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
Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in other income (expense), net. Expenditures for repairs and maintenance that do not improve or extend the life of the respective assets are expensed in operations as incurred.
Leases
Effective January 1, 2022, the Company adopted ASC 842 using the required modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases (ASC 840).
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and current and non-current lease liabilities, as applicable.
Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. To estimate its incremental borrowing rate, a credit rating applicable to the Company is estimated using a synthetic credit rating analysis since the Company does not currently have a rating agency-based credit rating. Prospectively, the Company adjusts the right-of-use assets for straight-line rent expense or any incentives received and remeasures the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.

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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2022 and 2021.
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
Contingencies
The Company records liabilities for legal and other contingencies when information available to the Company indicates that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Legal costs in connection with legal and other contingencies are expensed as costs are incurred. No liabilities for legal and other contingencies were accrued as of December 31, 2022 and 2021.
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
Research and Development Expenses
Research and development costs are charged to expense as incurred. Research and development costs consist of direct and allocated costs incurred in performing research and development activities, including salaries and bonuses, stock-based compensation, employee benefits, facilities costs, third-party license fees related to technology with no alternative future use, laboratory supplies, depreciation, manufacturing expenses, preclinical expenses, consulting and other contracted services. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed or until it is no longer expected that the goods will be delivered or the services rendered.
The Company has entered into various research and development related contracts with third parties. These agreements are cancellable with prior written notice, and related fees are recorded as research and development expenses as incurred. The Company records accrued liabilities and prepaid expenses for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities and prepaid expenses, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued and prepaid balances at the end of any reporting period. Actual results could differ from the Company’s estimates.
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
The Company accounts for its stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, non-employees and directors, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. The Company estimates the fair value of options granted using the Black-Scholes option pricing model (Black-Scholes) for stock option grants to both employees and non-employees. The fair value of the Company’s common stock is used to determine the fair value of restricted stock units.
The Company’s stock-based compensation awards are subject to service-based vesting conditions. Compensation expense related to awards to employees, directors and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term.
Black-Scholes requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. The Company determines the expected volatility using the historical volatility of a peer group of comparable publicly traded companies with comparable characteristics and with historical share price information that approximates the expected term of the stock-based awards. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees and non-employees whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company recognizes forfeitures as they occur.
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
Comprehensive Loss
Comprehensive loss includes net loss and other comprehensive loss. For the year ended December 31, 2022, comprehensive loss consists of net loss and changes in unrealized gains and losses on marketable securities. Comprehensive loss was equal to net loss for the year ended December 31, 2021.
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
3. Marketable Securities
The following is a summary of the Company's marketable securities at December 31, 2022 (in thousands). The Company did not have any marketable securities as of December 31, 2021.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$100,555	$—	$1,159	$99,396
Corporate debt securities	41,615	—	774	40,841
Total securities with a maturity of one year or less	$142,170	$—	$1,933	$140,237

U.S. government agency securities and treasuries	—	—	—	—
Corporate debt securities	3,442	—	124	3,318
Total securities with a maturity of greater than one year	$3,442	$—	$124	$3,318
Total available-for-sale securities	$145,612	$—	$2,057	$143,555

As of December 31, 2022, the Company had 32 marketable securities with a total fair market value of $143.6 million in an unrealized loss position, of which none were in a continuous unrealized loss position for more than twelve months. The Company believes that any unrealized losses associated with the decline in value of its securities is temporary and primarily related to the change in market interest rates since purchase and believes that it is more likely than not that it will be able to hold its debt securities to maturity. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity.
Securities are evaluated for impairment at the end of each reporting period. The Company did not record any impairment related to its available-for-sale securities during the year ended December 31, 2022.
4. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:(1)
Money market funds	$44,907	$—	$—	$44,907
Marketable securities:
U.S. government agency securities and treasuries	—	99,396	—	99,396
Corporate debt securities	—	44,159	—	44,159
Total	$44,907	$143,555	$—	$188,462

	Fair Value Measurements at
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:(1)
Money market funds	$290,814	—	—	$290,814
Total	$290,814	$—	$—	$290,814
(1)The cash equivalent amounts above do not include $0.3 million of cash related to checking accounts included in cash and cash equivalents as of December 31, 2022 and December 31, 2021. These amounts are excluded as no valuation is needed for cash in checking accounts.
Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. The Company measures its debt securities at fair value on a recurring basis using inputs that are observable or can be corroborated by observable market data and classifies those instruments within Level 2 of the fair value hierarchy.
5. Property and Equipment, Net
Property and equipment, net consisted of the following at December 31 (in thousands):

	2022	2021
Laboratory equipment	$8,335	$5,988
Furniture and fixtures	161	96
Computer equipment	43	37
Leasehold improvements	1,859	1,556
Construction in progress	584	—
Total property and equipment	10,982	7,677
Less: Accumulated depreciation	(3,301)	(1,416)
Property equipment, net	$7,681	$6,261
Depreciation expense for the years ended December 31, 2022 and 2021 was $1.9 million and $1.1 million, respectively.
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at December 31 (in thousands):

	2022	2021
Employee compensation and benefits	$5,063	$4,077
External research and development expenses	1,157	1,032
General and administrative professional service expenses	925	419
Other	431	485
Total accrued expenses and other current liabilities	$7,576	$6,013
7. Common Stock and Preferred Stock
Common Stock
As of both December 31, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended and restated effective upon the completion of the IPO, authorized the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share. The holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders. The holders of common stock do not have any cumulative voting rights. Holders of common stock are entitled to receive ratably any dividends declared by the board of directors out of funds legally available for that purpose, subject to any preferential dividend rights of any outstanding preferred stock. Common stock has no preemptive rights, conversion rights or other subscription rights or redemption or sinking fund provisions. In the event of liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in all assets remaining after payment of all debts and other liabilities and any liquidation preference of any outstanding preferred stock.
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance at December 31:

	2022	2021
Exercise of outstanding stock options	5,028,850	3,461,870
Outstanding restricted stock	463,964	—
Future awards under the 2021 Plan	1,976,758	2,843,255
Future awards under the 2021 ESPP	563,115	278,762
Total shares of authorized common stock reserved for future issuance	8,032,687	6,583,887
Preferred Stock
As of both December 31, 2022 and December 31, 2021, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, $0.0001 par value, in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting, or the designation of, such series, any or all of which may be greater than the rights of common stock. As of both December 31, 2022 and December 31, 2021, there were no shares of undesignated preferred stock issued or outstanding.
8. Stock-Based Compensation
2021 Plan
In September 2021 the Company’s board of directors adopted, and in October 2021 the Company’s stockholders approved, the 2021 Plan, which became effective as of the date immediately prior to the date of the effectiveness of the registration statement for the IPO. The 2021 Plan allows the board of directors to grant incentive stock options or non-qualified stock options, restricted stock, restricted stock units and other equity awards to the Company’s officers, employees, directors and other key persons. In addition, the 2021 Plan includes a provision that allows for an automatic annual increase of 4% in the number of shares of common stock available for issuance under the 2021 Plan. Upon the adoption of the 2021 Plan, the Company ceased granting awards under the 2016 Plan. The total number of shares of common stock authorized for issuance under the 2021 Plan as of December 31, 2022 was 5,262,917 shares and was 3,986,270 shares as of December 31, 2021.
As of December 31, 2022, the Company had issued stock options and restricted stock units (RSUs) under the 2021 Plan. Both stock options and RSUs issued are comprised of service-based awards granted to employees. Vesting of stock options is subject to the recipient’s continued employment or service. Stock options and RSUs typically vest over a four-year period.
2016 Plan
Prior to the adoption of the 2021 Plan, the 2016 Plan provided for the Company to grant incentive stock options or non-qualified stock options, restricted stock, restricted stock units and other equity awards to employees, directors and consultants of the Company. The 2016 Plan was administered by the board of directors of the Company or, at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions were determined at the discretion of the board of directors, or its committee if so delegated. The 2016 Plan allows for early exercise of all stock option grants if authorized by the board of directors at the time of grant. The shares of common stock issued from the early exercise of stock options are restricted and continue to vest over the original service based vesting condition of the original stock option award. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination.
The 2016 Plan will continue to govern the outstanding equity awards granted thereunder. The total number of shares of common stock authorized for issuance under the 2016 Plan as of December 31, 2022 and 2021 was 2,206,655 shares and 2,318,855 shares, respectively. As of both dates, all shares of common stock authorized for issuance under the 2016 Plan relate to outstanding stock options.
2021 Employee Stock Purchase Plan
In September 2021, the Company’s board of directors adopted, and in October 2021 the Company’s stockholders approved, the ESPP, which became effective as of the date immediately prior to the date of the effectiveness of the registration statement for the IPO. The ESPP is administered by the person or persons appointed by the Company’s board of directors for such purpose. The ESPP initially provided participating employees with the opportunity to purchase up to an aggregate of 278,762 shares of common stock. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year beginning in 2022 and continuing through and including 2031 by the lesser of (i) 1% of the outstanding number of shares of our common stock of the immediately preceding December 31, (ii) 557,524 shares or (iii) such number of shares as determined by the ESPP administrator. The total number of shares of common stock authorized for issuance under the 2021 ESPP as of December 31, 2022 and 2021 was 563,115 shares and 278,762 shares, respectively.
Compensation expense for discounted purchases under the 2021 ESPP is measured using the Black Scholes model to computer the fair value of the lookback provision plus the purchase discount and is recognized as compensation expense over the course of the offering period.
Stock-Based Compensation
The Company recognized equity-based compensation expense in the consolidated statements of operations and comprehensive loss, by award type, as follows (in thousands):

	Year Ended December 31,
	2022	2021
Stock Options	$8,648	$2,526
Restricted Stock Units	1,106	—
ESPP	141	—
Total	$9,895	$2,526
Stock-based compensation expense recorded as research and development and general and administrative expenses in the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development expenses	$4,166	$878
General and administrative expenses	5,729	1,648
Total	$9,895	$2,526
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted for the years then ended:

	December 31, 2022	December 31, 2021
Risk‑free interest rate	2.20%	1.15%
Expected volatility	71%	73%
Expected dividend yield	—	—
Expected term (in years)	6.04	6.01
Early Exercise of Unvested Stock Options
Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in current liabilities on the balance sheet. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. Vesting can occur in the year of exercise and thereafter. There were 53,741 and 111,756 unvested shares related to early exercises of stock options as of December 31, 2022 and December 31, 2021, respectively. In the years ended December 31, 2022 and 2021, the liability associated with the unvested early exercise of stock options was $0.2 million and less than $0.3 million, respectively.

Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2021:

	Number of Shares	Weighted‑Average Exercise Price	Weighted‑Average Contractual Term	Aggregate Intrinsic Value(2)
			(in years)	(in thousands)
Outstanding as of December 31, 2021	3,461,870	$10.38
Granted	1,736,387	11.70
Exercised	(84,526)	2.30
Forfeited	(84,881)	11.57
Outstanding as of December 31, 2022	5,028,850	$10.95	8.52	$20,905
Exercisable as of December 31, 2022(1)	2,597,046	$7.77	7.93	$17,323
(1)This represents the number of vested and unvested options exercisable as of December 31, 2022.
(2)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of December 31, 2022.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was $1.0 million and $2.8 million, while the company received $0.2 million and $0.9 million in proceeds for the exercise of these options, respectively.
The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $7.51 per share and $9.39 per share, respectively. As of December 31, 2022, there was $24.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.82 years.
Restricted Stock Units
During the year ended December 31, 2022, RSUs were granted to employees with vesting conditions based on continued service over time. Accordingly, stock-based compensation expense for such awards is recognized using a straight-line attribution model over the vesting term of each RSU. The fair value of each RSU is based on the closing price of the Company's common stock on the date of grant. For the majority of RSUs, the restricted stock vests over a four-year period, with 25% of the shares vesting on each anniversary of the grant date.
A summary of restricted stock activity during the year ended December 31, 2022 is as follows:

	Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested as of December 31, 2021	—	$—
Issued	479,445	12.24
Forfeited	(15,481)	11.77
Unvested as of December 31, 2022	463,964	$12.26
As of December 31, 2022, there was $4.6 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average remaining vesting period of 3.21 years. No restricted stock units vested during either of the years ended December 31, 2022 or 2021.

9. Income Taxes
For the years ended December 31, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	5.5	6.1
Federal and state research and development tax credits	5.0	3.9
Non-deductible items	(1.4)	(0.3)
Change in deferred tax asset valuation allowance	(30.1)	(30.7)
Effective income tax rate	—%	—%
Net deferred tax assets as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$32,148	$25,124
Research and development tax credit carryforwards	7,679	3,237
Intangible assets	1,142	761
Capitalized research and development expenses	15,747	—
Lease liability	7,031	—
Stock compensation	1,109	430
Other	34	137
Total deferred tax assets	64,890	29,689
Deferred tax liabilities:
Property and equipment	(298)	(261)
Right-of-use asset	(6,869)	—
Prepaid expenses	(304)	(485)
Total deferred tax liabilities	(7,471)	(746)
Valuation allowance	(57,419)	(28,943)
Net deferred tax assets	$—	$—
As of December 31, 2022, the Company had federal net operating loss carryforwards of $119.3 million, which may be available to offset future taxable income, of which $3.2 million of the total net operating loss carryforwards expire at various dates beginning in 2036, while the remaining $116.1 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2022, the Company had state net operating loss carryforwards of $112.1 million, which may be available to offset future taxable income and expire at various dates beginning in 2036. As of December 31, 2022, the Company also had federal and state research and development tax credit carryforwards of $5.5 million and $2.8 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2039 and 2035, respectively.
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
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which consist primarily of net operating loss carryforwards and research and development tax credit carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception, estimated future taxable income, and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of federal and state net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2022 and 2021. The Company reevaluates the positive and negative evidence at each reporting period.
The valuation allowance increased by $28.5 million and $15.7 million for the year ending December 31, 2022 and 2021, respectively. The increase in the valuation allowance for deferred tax assets during the years ended December 31, 2022 and 2021 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards.
The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its consolidated statements of operations. As of December 31, 2022 and 2021, the Company had not recorded any reserves for uncertain tax positions or related interest and penalties.
In 2017, the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) was signed into law. Among other provisions, the 2017 Tax Act requires taxpayers to capitalize and amortize research and experimental (R&E) expenditures under Section 174 for tax years beginning after December 31, 2021. As such, the rule noted became effective for the Company during the year ended December 31, 2022 and resulted in the capitalization of certain R&E costs within its tax provision. The Company will amortize such costs for tax purposes over 5 years if the R&E was performed in the United States and over 15 years if the R&E was performed outside the United States.
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. Due to net operating losses incurred, the Company’s tax returns from inception to date are subject to examination by the taxing authorities.
10. Commitments and Contingencies
In 2017, the Company entered into an option agreement with Ohio State Innovation Foundation (OSIF), an affiliate of The Ohio State University (OSU), in which the Company obtained an option (OSIF Option Agreement) to license all patents and patent applications specified in the agreement, involving work related to specified invention disclosures, and arising out of that sponsored research agreement entered into between the Company and OSIF pursuant to which the Company sponsored certain discovery programs conducted by the third party. In 2018, the Company entered into a definitive license agreement with OSIF (OSIF License Agreement) in which OSIF granted the Company an exclusive worldwide, sublicensable license to certain intellectual property under certain patent rights to research, develop, and otherwise commercialize a product generated from the licensed intellectual property. The Company concluded the assets acquired did not meet the accounting definition of a business as inputs, but no processes or outputs were acquired with the licenses. As the inputs that were acquired along with the licenses do not constitute a “business,” the transaction has been accounted for as an asset acquisition under ASC 730. As of the date of the license agreement, the assets acquired had no alternative future use and the assets had not reached a stage of technological feasibility.
Should the Company pursue specified research, development, and commercial activities related to the above technology, the Company would be obligated to make milestone payments up to $2.6 million for each of the first three licensed products to achieve each milestone. The triggering of these milestone payments was not considered probable as of December 31, 2022 and 2021. In addition, OSIF will receive tiered royalty payments on the applicable licensed program and platform products at a percentage ranging in single-digit royalties of net sales subject to reductions and offsets in certain circumstances, as well as a royalty on sublicensed consideration of up to 15% of non-royalty sublicensing consideration. The Company concluded any milestone or royalty payments under the agreement were not probable as of December 31, 2022 and 2021. For the years ended December 31, 2022 and 2021, the Company reimbursed OSIF for patent costs of $0.2 million and $0.1 million, respectively.
11. Leases
The Company’s operating lease activity is comprised of non-cancelable facility leases for office and laboratory space in Boston, Massachusetts.
6 Tide Street Lease
The Company entered into an operating lease for office and laboratory space at 6 Tide Street in Boston, Massachusetts in February 2020, and entered into subsequent amendments in 2021 (6 Tide Street Lease). The amendments run co-terminus with the existing lease. As of December 31, 2022, the Company had a total of 42,046 square feet licensed at this facility. The Company has the option to terminate the lease and amendments after November 30, 2023 without penalty. At the adoption of ASC 842, the Company concluded that it is not reasonably certain that it will exercise its option to terminate the lease early. Therefore, lease payments through November 2025 are included in the right-of-use asset and lease liabilities in the condensed consolidated balance sheets. See Note 14, Subsequent Events, for more information on the term of our 6 Tide Street Lease.
The Company paid a security deposit of $0.8 million, which is recorded as a component of other non-current assets in the accompanying condensed consolidated balance sheets.
The components of operating lease cost were as follows (in thousands):

Year ended December 31, 2022
Operating lease cost	$8,774
Variable lease cost	—
Total lease cost	$8,774
Supplemental information related to operating leases was as follows:

Other information	Year ended December 31, 2022
Operating cash flows used for operating leases (in thousands)	$8,574
Weighted average remaining lease term	2.9 years
Weighted average discount rate	3.81%
Future payments due under operating leases as of December 31, 2022 were as follows (in thousands):

Maturity of Lease Liability	As of December 31, 2022
2023	9,219
2024	9,494
2025	8,650
Thereafter	—
Total lease payments	$27,363
Less: imputed interest	(1,427)
Present value of operating lease liabilities	$25,936
IDB Lease
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

    The initial fixed rental rate is $0.5 million per month, which is for a 12 month period during which the base rent is payable for 65,000 square feet, and will increase 3% per annum thereafter for the entire 81,442 square feet leased. Base rent becomes due upon the earlier of (i) the Company’s occupancy of the Premises for use in its regular operations, or (ii) 10 months following the Commencement Date, provided that in the event the Landlord’s build-out of the Premises is not complete on such date, base rent becomes due upon substantial completion of such build-out. Under the terms of the IDB Lease, the Landlord will provide an allowance in an amount not to exceed $19.5 million (calculated at a rate of $240.00 per rentable square foot of the Premises) toward the cost of completing tenant improvements for the Premises. In addition, the Company has the right to require the Landlord to provide an additional contribution in an amount not to exceed $1.6 million (calculated at a rate of $20.00 per rentable square foot of the Premises) toward the cost of tenant improvements to the Premises, which amount shall be repaid by the Company in an amount of equal monthly payments of principal and interest as would be necessary to repay a loan in the full amount of the additional contribution used by the Company, subject to an 8% annual interest charge, on a level direct reduction basis over a 120 month period. The Company will be required to pay its share of operating expenses, taxes and any other expenses payable under the IDB Lease. In connection with the execution of the IDB Lease, the Company executed a cash-collateralized letter of credit, which may be reduced in the future subject to reduction requirements specified in the IDB Lease therein. The cash of $4.0 million collateralizing the letter of credit is classified as restricted cash on the Company's condensed consolidated balance sheets.
The Company concluded that the improvements resulting from both the Landlord's build-out and the tenant improvements are the Landlord's assets for accounting purposes. Costs incurred by the Company related to the tenant improvements up to the Landlord's allowance are pass-through costs and will be reimbursed. Costs incurred by the Company related to the tenant improvements in excess of the Landlord's allowance will be treated as prepaid rent and will increase the right-of-use asset once the accounting commencement date occurs. As of December 31, 2022, the Company had incurred $21.2 million of refundable pass-through costs, of which $9.8 million was reimbursed by the Landlord as of December 31, 2022, and $4.3 million of prepaid rent amounts. Net pass-through cost associated with the IDB Lease are included in other current assets as the Company expects receive the remaining reimbursement for such costs in the next 12 months. Prepaid rent amounts associated with the IDB Lease are included in other non-current assets. The accounting commencement date, which has not occurred as of December 31, 2022, will occur when both the Landlord's build-out and the tenant improvements are substantially complete. The Company will assess the classification of the IDB Lease at the accounting commencement date and measure the right-of-use asset and lease liability. As the accounting commencement date had not occurred as of December 31, 2022, the IDB Lease is excluded from the table above.
IDB Sublease

In December 2022, the Company entered into a sublease agreement to sublease a portion of the office and laboratory space leased under the IDB Lease to a third-party (subtenant). The term of the sublease will commence at the later of (i) the date the subleased space is available for use by the subtenant, (ii) the date that IDB 17-19 Drydock Limited Partnership delivers its executed consent to the sublease, or (iii) March 1, 2023. The sublease term is 3 years and neither party has an option to extend the lease. The initial fixed rental rate is approximately $0.2 million per month, and will increase 3% per annum thereafter. The sublessee is obligated to pay its ratable portion of operating expenses during the sublease term. The Company received a letter of credit of $0.5 million in place of a security deposit. As of December 31, 2022, no amounts have been drawn on the letter of credit. The sublease accounting commencement date, which has not occurred as of December 31, 2022, will occur when the subleased space is available to the subtenant for use in their operations.
12. Employee Benefit Plan
The Company has a defined-contribution plan under Section 401(k) of the Code (401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In 2022, the Company began making contributions to the Plan. The Company's contributions were $0.7 million during the year ended December 31, 2022.
13. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(94,616)	$(51,158)
Denominator:
Weighted‑average common shares outstanding, basic and diluted	31,293,312	6,267,776
Net loss per share attributable to common stockholders, basic and diluted	$(3.02)	$(8.16)
Common Stock Equivalents
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Unvested restricted common stock	463,964	—
Unvested shares from early exercises	53,741	111,756
Stock options to purchase common stock	5,028,850	3,461,870
	5,546,555	3,573,626
14. Subsequent Events
For the year ended December 31, 2022, subsequent events were evaluated through the date on which these consolidated financial statements were issued to determine if such events should be reflected in these consolidated financial statements.
Vertex License Agreement
On December 7, 2022, the Company and Vertex Pharmaceuticals Incorporated (Vertex) entered into a Strategic Collaboration and License Agreement (the Vertex Agreement) pursuant to which the Company granted Vertex an exclusive worldwide license to research, develop, manufacture and commercialize ENTR-701, the Company’s intracellular Endosomal Escape Vehicle (“EEV”)-based therapeutic candidate for the treatment of myotonic dystrophy type 1 (“DM1”)

that targets expanded CUG repeats in DM1 protein kinase (DMPK) mRNA transcripts, as well as any additional EEV-based therapeutic candidates that may be identified by the Company for the potential treatment of DM1 in the course of the parties’ global research collaboration. On February 8, 2023, following the expiration of the waiting period and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, Entrada and Vertex closed the Vertex Agreement.
The Vertex Agreement provides for a four-year global research collaboration under which Vertex will fund the Company’s continued pre-clinical development of ENTR-701, as well as additional DM1-related research activities with a goal of identifying other EEV-based therapeutic product candidates for the potential treatment of DM1. Other than the Company’s efforts under this research collaboration, Vertex will be responsible for global development, manufacturing and commercialization of the licensed products.
Pursuant to the Vertex Agreement, the Company received an upfront payment of $223.7 million, and Vertex made an equity investment of $26.3 million by purchasing 1,618,613 shares of the Company's common stock, pursuant to a stock purchase agreement between the Company and Vertex. The Company will be eligible to receive up to $485.0 million upon the achievement of certain research, development, regulatory and commercial milestones. The Company will also receive tiered royalties, from the mid to high single digits based on potential future net sales of licensed products as set forth in the Vertex Agreement.
The term of the Vertex Agreement will expire in its entirety upon expiration of the royalty term as set forth in the Vertex Agreement. Vertex may terminate the Vertex Agreement for convenience by providing adequate written notice to the Company. The Company may terminate the Vertex Agreement under certain specified circumstances, including in the event Vertex or any of its affiliates or sublicensees challenges directly or indirectly in a legal or administrative proceeding the patentability, enforceability, or validity of any licensed patent as set forth in the Vertex Agreement. Either party may terminate the Vertex Agreement for an uncured material breach by the other party or upon the bankruptcy or insolvency of the other party. Neither party may assign the agreement without the prior written consent of the other party, except that a party may assign its rights and obligations to an affiliate or third party that acquires all or substantially all of the business or assets to which the Vertex Agreement relates and agrees in writing to be bound by the terms of the Vertex Agreement.
Vertex Sublicense Agreement
Concurrently with the execution of the Vertex Agreement, on December 7, 2022, the Company entered into a sublicense agreement (the Sublicense Agreement) with Vertex. Pursuant to the Sublicense Agreement, the Company granted to Vertex an exclusive sublicense under certain intellectual property licensed to the Company under the OSIF License Agreement, dated December 14, 2018, by and between Company and OSIF, as amended. See Note 10, Commitments and Contingencies, for further discussion of the OSIF License Agreement. The material terms of the Sublicense Agreement mirror those of the Vertex Agreement, and the payments described in connection with the Vertex Agreement above are in consideration for the rights granted under both the Vertex Agreement and Sublicense Agreement. The Sublicense Agreement became effective on February 8, 2023, concurrently with the Vertex Agreement becoming effective. Pursuant to the OSIF License Agreement, upon the Sublicense Agreement closing on February 8, 2023, the Company became obligated to pay OSIF a sublicense fee of up to a mid-seven digits dollar amount.
6 Tide Street Amendment
In January 2023, the Company entered into an amendment to the 6 Tide Street lease pursuant to which the term for a portion of the leased space will expire on November 30, 2023 at the latest. The term for the remainder of the lease will end on November 30, 2025. Following the amendment, the fixed rental payment will be approximately $0.8 million per month through November 30, 2023, and $0.5 million per month after November 30, 2023. See Note 11, Leases, for further information on the 6 Tide Street lease.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the SEC)'s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2022, and based its assessment on criteria established in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.
We have adopted a Code of Business Conduct that applies to all officers, directors and employees in connection with their work for us. The full text of our Code of Business Conduct is posted on the investor relations page of our website at https://ir.entradatx.com/corporate-governance.

We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct by posting such information on our website, at the Internet address and location specified above.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be included in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.

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

4.3	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed by the Registrant on March 15, 2022).
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

10.14
Lease Agreement, date March 16, 2022 between IDB 17-19 Drydock Limited Partnership and Entrada Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 8, 2022).

10.15
Stock Purchase Agreement, dated December 7, 2022, by and between the Registrant and Vertex Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 8, 2022).

10.16*†	Strategic Collaboration and License Agreement, dated December 7, 2022, by and between the Registrant and Vertex Pharmaceuticals Incorporated.
10.17*†	Sublicense Agreement dated December 7, 2022, by and between the Registrant and Vertex Pharmaceuticals Incorporated.
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

Date: March 6, 2023	ENTRADA THERAPEUTICS, INC.

	By:	/s/ Dipal Doshi
	Name:	Dipal Doshi
	Title:	President and Chief Executive Officer
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

Name	Title	Date

/s/ Dipal Doshi	President and Chief Executive Officer	March 6, 2023
Dipal Doshi	(Principal Executive Officer)

/s/ Kory Wentworth	Chief Financial Officer	March 6, 2023
Kory Wentworth	(Principal Financial and Accounting Officer)

/s/ Kush M. Parmar, M.D., Ph.D.	Chairman and Director	March 6, 2023
Kush M. Parmar, M.D., Ph.D.

/s/ John F. Crowley	Director	March 6, 2023
John F. Crowley

/s/ Todd Foley	Director	March 6, 2023
Todd Foley

/s/ Peter S. Kim, Ph.D.	Director	March 6, 2023
Peter S. Kim, Ph.D.

/s/ Carole Nuechterlein	Director	March 6, 2023
Carole Nuechterlein

/s/ Mary Thistle	Director	March 6, 2023
Mary Thistle