Form 10-Q
period 2023-03-31
Entrada Therapeutics, Inc.
filed 2023-05-10
CIK 1689375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

One Design Center Place
Suite 17-500
Boston, MA	02210
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (857) 520-9158
6 Tide Street, Boston, MA 02210
(Former address, if changed since last report)

_________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2023, the registrant had 33,197,018 shares of common stock, $0.0001 par value per share, outstanding.

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
•the effect of a worldwide health epidemic or pandemic, such as COVID-19, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies, our future clinical trials, healthcare systems and the global economy as a whole;
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
•disruptions and instability in the banking industry and other parts of the financial service sector;
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
In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “seek,” “predict,” “future,” “project,” “potential,” “continue,” “target,” "contemplate," "possible," "can," or the negative of these terms or other comparable terminology, and similar expressions, although not all forward-looking statements contain these identifying words. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Quarterly Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the Securities and Exchange Commission (the SEC) thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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
•The U.S. Food and Drug Administration (FDA) has placed the Investigational New Drug (IND) application for ENTR-601-44 for the potential treatment of Duchenne muscular dystrophy on clinical hold. Should we be delayed in submitting a response to the clinical hold in the United States or our response is not satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all.
•Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead Endosomal Escape Vehicle (EEV) therapeutic candidates, ENTR-601-44, ENTR-601-45 and ENTR-701. Delay or failure to advance programs or modalities, including ENTR-601-44, ENTR-601-45 and our partnered candidate ENTR-701 could adversely impact our business.
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
•Our approach to the discovery and development of therapeutic candidates based on our (EEV Platform is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our therapeutic candidates or render our EEV Platform obsolete.
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
The material and other risks summarized above should be read together with the text of the full risk factors and in the other information set forth in this Quarterly Report, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission (the SEC). If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$227,648	$45,157
Marketable securities	183,983	143,555
Collaboration receivable	6,297	—
Prepaid expenses and other current assets	16,207	21,163
Total current assets	434,135	209,875
Property and equipment, net	9,394	7,681
Restricted cash	3,950	3,950
Right-of-use assets, operating leases	14,247	25,340
Other non-current assets	13,843	5,210
Total assets	$475,569	$252,056
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,474	$5,990
Accrued expenses and other current liabilities	11,676	7,576
Operating lease obligations, current portion	7,103	8,406
Deferred revenue, current portion	122,341	—
Total current liabilities	147,594	21,972
Operating lease obligations, net of current portion	9,122	17,530
Deferred revenue, net of current portion	89,241	—
Total liabilities	245,957	39,502
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.0001; 150,000,000 shares authorized; 33,177,324 shares issued and 33,133,736 shares outstanding as of March 31, 2023 and 31,448,508 shares issued and 31,394,767 shares outstanding as of December 31, 2022	3	3
Additional paid‑in capital	425,210	402,893
Accumulated other comprehensive loss	(642)	(2,057)
Accumulated deficit	(194,959)	(188,285)
Total stockholders’ equity	229,612	212,554
Total liabilities and stockholders’ equity	$475,569	$252,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Collaboration revenue	$25,260	$—
Operating expenses:
Research and development	23,102	15,718
General and administrative	7,938	6,433
Total operating expenses	31,040	22,151
Loss from operations	(5,780)	(22,151)
Other income:
Interest and other income	2,657	480
Total other income	2,657	480
Loss before provision for income taxes	(3,123)	(21,671)
Provision for income taxes	(3,551)	—
Net loss	$(6,674)	$(21,671)
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.69)
Weighted‑average common shares outstanding, basic and diluted	32,374,299	31,246,916
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	1,415	(1,535)
Total other comprehensive gain (loss)	1,415	(1,535)
Total comprehensive loss	$(5,259)	$(23,206)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	31,224,336	$3	$392,384	$—	$(93,669)	$298,718
Issuance of common stock upon exercise of stock options	24,891	—	50	—	—	50
Vesting of early exercised options	15,224	—	35	—	—	35
Stock-based compensation	—	—	1,794	—	—	1,794
Other comprehensive loss	—	—	—	(1,535)	—	(1,535)
Net loss	—	—	—	—	(21,671)	(21,671)
Balances at March 31, 2022	31,264,451	$3	$394,263	$(1,535)	$(115,340)	$277,391

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	31,394,767	$3	$402,893	$(2,057)	$(188,285)	$212,554
Issuance of common stock upon exercise of stock options	18,344	—	129	—	—	129
Vesting of early exercised options	10,153	—	26	—	—	26
Vesting of restricted stock units	91,859	—	—	—	—	—
Issuance of common stock in connection with the Vertex Agreement	1,618,613	—	19,407	—	—	19,407
Stock‑based compensation	—	—	2,755	—	—	2,755
Other comprehensive loss	—	—	—	1,415	—	1,415
Net loss	—	—	—	—	(6,674)	(6,674)
Balances at March 31, 2023	33,133,736	$3	$425,210	$(642)	$(194,959)	$229,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,674)	$(21,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	541	390
Stock‑based compensation expense	2,755	1,794
Amortization of premiums and discounts on marketable securities, net	(237)	142
Changes in operating assets and liabilities:
Collaboration receivable	(6,297)	—
Prepaid expenses and other current assets	4,339	(1,670)
Right-of-use assets, operating leases	3,332	1,582
Other non-current assets	(8,633)	(562)
Accounts payable	534	2,061
Accrued expenses and other current liabilities	4,107	(1,526)
Operating lease liabilities	(1,950)	(1,531)
Deferred revenue	211,582	—
Net cash provided by (used in) operating activities	203,399	(20,991)
Cash flows from investing activities:
Purchases of property and equipment	(1,668)	(594)
Purchases of marketable securities	(101,776)	(182,653)
Maturities of marketable securities	63,000	1,714
Net cash used in investing activities	(40,444)	(181,533)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with the Vertex Agreement	19,407	—
Proceeds from exercise of stock options	129	50
Net cash provided by financing activities	19,536	50
Net increase (decrease) in cash, cash equivalents, and restricted cash	182,491	(202,474)
Cash, cash equivalents, and restricted cash at beginning of period	49,107	291,064
Cash, cash equivalents, and restricted cash at end of period	$231,598	$88,590
Supplemental cash flow disclosures:
Purchases of property and equipment included in accounts payable and accrued expenses	$57	$391
Right-of-use assets surrendered as part of lease modification	$7,761	$—
Recognition of right-of use asset upon adoption of ACS 842	$—	$32,991
Transfer of deposits for equipment from operating to investing cash flows	$617	$495
Vesting of options early exercised subject to repurchase	$26	$35
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
In accordance with Accounting Standards Codification (ASC) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company has incurred losses since its inception, including losses of $6.7 million and $21.7 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had an accumulated deficit of $195.0 million. To date, the Company has funded its operations primarily through the sale of equity securities and collaboration payments. Other than the upfront collaboration payment received during the three months ended March 31, 2023 which resulted in positive cash flows for the period ended March 31, 2023, the Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities of $411.6 million as of March 31, 2023 will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its business strategy and may pursue additional cash resources through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing, or other arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed or on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
2. Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three months ended March 31, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the SEC) on March 6, 2023 (Annual Report), except as noted immediately below.

Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted, as is permitted by GAAP. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2023, and results of operations for the interim periods ended March 31, 2023 and 2022.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2022 and 2021, and the notes thereto, included in the Company’s Annual Report.
Revenue Recognition
The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606. For those elements of the arrangement that are accounted for pursuant to Topic 606, the Company applies the five-step model described below.
To date all revenue has been generated from the Company's Strategic Collaboration and License Agreement (the Vertex Agreement) with Vertex Pharmaceuticals Incorporated (Vertex) which closed in February 2023 and falls within the scope of ASC Topic 606, "Revenue from Contracts with Customers" (“ASC 606”), under which the Company licensed rights to ENTR-701 and performs research and development services. The terms of this arrangement includes a non-refundable upfront payment, reimbursement for research and development costs; development, regulatory, and commercial milestone payments; and royalties on net sales of licensed products.
Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

For contracts within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered separate performance obligations. The identification of material rights requires judgments related to the determination of the value of the underlying license relative to the option exercise price, including assumptions about technical feasibility and the probability of developing a candidate that would be subject to the option rights. The exercise of a material right is accounted for as a contract modification for accounting purposes.

The Company assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such promised goods or services are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct, the Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (SSP) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations may require significant judgment. In developing the SSP for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or a customer's control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

Up-front and milestone payments are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as a collaboration receivable when the Company's right to consideration is unconditional.

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time, and if over time recognition is based on the use of an output or input method.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires that credit losses for financial instruments measured at amortized cost be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard requires allowances to be recorded for any credit losses instead of reducing the amortized cost of the investment. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. For Emerging Growth Companies (EGCs), such as the Company, the new standard became effective beginning January 1, 2023. This guidance did not have a material impact on the Company's condensed consolidated financial statements.
3. Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. At March 31, 2023 and December 31, 2022, cash and cash equivalents include standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries.
As of March 31, 2023 and December 31, 2022, restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities located at One Design Center Place, Boston, Massachusetts. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$227,648	$45,157
Restricted cash	3,950	3,950
Total cash, cash equivalents and restricted cash	$231,598	$49,107
4. Marketable Securities
The following are summaries of the Company's marketable securities at March 31, 2023 and December 31, 2022 (in thousands).

March 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$79,580	$65	$(605)	$79,040
Corporate debt securities	45,996	2	(593)	45,405
Total securities with a maturity of one year or less	$125,576	$67	$(1,198)	$124,445

U.S. government agency securities and treasuries	49,960	439	—	50,399
Corporate debt securities	9,089	50	—	9,139
Total securities with a maturity of more than one year	$59,049	$489	$—	$59,538
Total available-for-sale securities	$184,625	$556	$(1,198)	$183,983

December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$100,555	$—	$(1,159)	$99,396
Corporate debt securities	41,615	—	(774)	40,841
Total securities with a maturity of one year or less	$142,170	$—	$(1,933)	$140,237

U.S. government agency securities and treasuries	—	—	—	—
Corporate debt securities	3,442	—	(124)	3,318
Total securities with a maturity of more than one year	$3,442	$—	$(124)	$3,318
Total available-for-sale securities	$145,612	$—	$(2,057)	$143,555

As of March 31, 2023, the Company had 23 marketable securities with a total fair market value of $95.2 million in an unrealized loss position. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive loss. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities as available for sale.

The Company believes that any unrealized losses associated with the decline in value of its securities are temporary and believes that it is more likely than not that it will be able to hold its debt securities to maturity and that there was no material change in the credit risk of the above instruments since January 1, 2023. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity and no allowance for credit losses was recognized.

As of March 31, 2023 and December 31, 2022, $0.9 million and $0.6 million, respectively, of accrued interest receivable was included in prepaid expenses and other current assets.

5. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$227,321	$—	$—	$227,321
Marketable securities:
U.S. government agency securities and treasuries	—	129,439	—	129,439
Corporate bonds	—	54,544	—	54,544
Total	$227,321	$183,983	$—	$411,304

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$44,907	$—	$—	$44,907
Marketable securities:
U.S. government agency securities and treasuries	$—	$99,396	$—	$99,396
Corporate bonds	—	44,159	—	44,159
Total	$44,907	$143,555	$—	$188,462
(1)The cash equivalent amounts above do not include $0.3 million of cash related to checking accounts included in cash and cash equivalents as of March 31, 2023 and December 31, 2022. These amounts are excluded as no valuation is needed for cash in checking accounts.
Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. The Company measures its debt securities at fair value on a recurring basis using inputs that are observable or can be corroborated by observable market data and classifies those instruments within Level 2 of the fair value hierarchy.
6. Property and Equipment, Net
Property and equipment, net consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Laboratory equipment	$8,512	$8,335
Furniture and fixtures	161	161
Computer equipment	43	43
Leasehold improvements	1,859	1,859
Construction in progress	2,659	584
Total property and equipment	13,234	10,982
Less: accumulated depreciation	(3,840)	(3,301)
Property and equipment, net	$9,394	$7,681
Depreciation expense for the three months ended March 31, 2023 and 2022 was $0.5 million and $0.4 million, respectively.
The construction in progress amount in the table above represents costs for capital assets not yet placed into service as of March 31, 2023.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Employee compensation and benefits	$2,049	$5,063
External research and development expenses	4,057	1,157
General and administrative professional service expenses	837	925
Accrued income tax liability	3,551	—
Other	1,182	431
Total accrued expenses and other current liabilities	$11,676	$7,576

8. Common Stock and Preferred Stock
Common Stock
As of March 31, 2023 and December 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share.
In February 2023, in connection with the closing of the Vertex Agreement, the Company and Vertex also closed their Stock Purchase Agreement for the sale and issuance of 1,618,613 shares of Entrada's common stock (the “Shares”) to Vertex for an aggregate purchase price of approximately $26.3 million or $16.26 per share. See Note 13, Collaboration and License Agreements, for further discussion of the Company's accounting for the shares sold in connection with the closing of the Vertex Agreement.
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance as of:

	March 31, 2023	December 31, 2022
Exercise of outstanding stock options	5,349,166	5,028,850
Vesting of outstanding restricted stock	671,308	463,964
Future awards under the 2021 Stock Option and Incentive Plan	2,596,835	1,976,758
Future awards under the 2021 Employee Stock Purchase Plan	877,600	563,115
Total shares of authorized common stock reserved for future issuance	9,494,909	8,032,687
Preferred Stock
As of March 31, 2023 and December 31, 2022, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share, in one or more series and to fix the rights, preferences, privileges and restrictions thereof. As of March 31, 2023 and December 31, 2022, there were no shares of undesignated preferred stock issued or outstanding.
9. Stock-Based Compensation
2021 Plan
The total shares of common stock authorized for issuance under the 2021 Stock Option and Incentive Plan increased from 5,262,917 as of December 31, 2022 to 6,425,669 as of March 31, 2023 primarily due to the automatic annual increase provision.
2016 Plan
The total shares of common stock authorized for issuance under the 2016 Stock Incentive Plan as of March 31, 2023 and December 31, 2022 were 2,191,640 shares and 2,206,655 shares, respectively.

2021 Employee Stock Purchase Plan
The total shares of common stock authorized for issuance under the 2021 Employee Stock Purchase Plan (2021 ESPP) increased from 563,115 as of December 31, 2022 to 877,600 as of March 31, 2023 due to the automatic annual increase provision within the 2021 ESPP.
Stock-Based Compensation
Stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expenses	$1,298	$704
General and administrative expenses	1,457	1,090
Total	$2,755	$1,794
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted during the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Risk‑free interest rate	4.13%	1.61%
Expected volatility	71%	70%
Expected dividend yield	—	—
Expected term (in years)	6.08	6.06
Early Exercise of Unvested Stock Options
Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in current liabilities on the balance sheet. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. Vesting can occur in the year of exercise and thereafter. There were 43,588 and 53,741 unvested shares related to early exercises of stock options as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the liability associated with the unvested early exercise of stock options was $0.2 million.

Stock Options
The following table summarizes the Company’s stock option activity during the three months ended March 31, 2023:

	Number of Shares	Weighted‑ Average Exercise Price

Outstanding as of December 31, 2022	5,028,850	$10.95
Granted	350,396	12.24
Exercised	(18,344)	6.39
Forfeited	(11,736)	13.69
Outstanding as of March 31, 2023	5,349,166	$11.04
Exercisable as of March 31, 2023(1)	2,878,389	$8.37
(1)This represents the number of vested and unvested options exercisable as of March 31, 2023.
The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2023 and 2022 was $8.17 per share and $7.39 per share, respectively. As of March 31, 2023, there was $25.2 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.71 years.
Restricted Stock Units
During the three months ended March 31, 2023, restricted stock units (RSUs) were granted to employees with vesting conditions based on continued service over time. Accordingly, stock-based compensation expense for such awards is recognized using a straight-line attribution model over the vesting term of each RSU. The fair value of each RSU is based on the closing price of the Company's common stock on the date of grant.
A summary of restricted stock activity during the three months ended March 31, 2023 is as follows:

	Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested as of December 31, 2022	463,964	$12.26
Issued	303,262	$12.25
Vested	(91,859)	$11.57
Forfeited	(4,059)	$12.06
Unvested as of March 31, 2023	671,308	$12.35
As of March 31, 2023, there was $7.8 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 3.42 years.
10. Income Taxes
The Company records income tax expense in any interim period based on the estimated effective tax rate for the fiscal year for those tax jurisdictions in which the Company can reliably estimate the effective tax rate. The calculation of the estimated effective tax rate requires an estimate of pre-tax income by tax jurisdiction as well as total tax expense for the fiscal year. Accordingly, the annual estimated effective tax rate is subject to adjustment if there are changes to the initial estimates of total tax expense or pre-tax income.

Provision for Income Taxes

The Company recorded an income tax expense of $3.6 million for the three months ended March 31, 2023. In the three months ended March 31, 2023, the income tax expense recorded was driven largely by the projected current tax liability associated with the tax recognition of the Vertex Agreement upfront payment received in 2023. A significant portion of the taxable income related to the collaboration payment is projected to be offset by current year expenses and prior year accumulated losses. A current tax liability has been projected for the remaining taxable income. The Company reported no income tax provision in the three months ended March 31, 2022, as the Company generated a taxable loss, offset by an increase to the Company’s valuation allowance.

Despite the collaboration revenue, the Company continues to maintain a valuation allowance against all remaining deferred tax assets. The Company believes that it is more likely than not that it will not realize a future tax benefit of these attributes as the Company expects to continue to generate operating losses. Ultimate realization of any deferred tax asset is dependent on the Company’s ability to generate sufficient future taxable income in the appropriate tax jurisdiction before the expiration of carryforward periods, if any.

The Company currently anticipates that there will be no change in its unrecognized tax benefits in the next twelve months. As of March 31, 2023, the Company had no unrecognized tax benefits. The Company has not yet conducted a study of its research and development credit carryforwards. Such a study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amount is being presented as an uncertain tax position.
11. Commitments and Contingencies
The Company's commitments, including significant license agreements, are disclosed in Note 10 Commitments and Contingencies in the audited financial statements for the year ended December 31, 2022, and notes thereto, included in the Company’s Annual Report. Since the date of those financial statements, there have been no material changes to its commitments except those discussed below.
Concurrently with the closing of the Vertex Agreement in February 2023, the Company entered into a sublicense agreement (the Sublicense Agreement) with Vertex. Pursuant to the Sublicense Agreement, the Company granted to Vertex an exclusive sublicense under certain intellectual property licensed to the Company under the license agreement (OSIF License Agreement), dated December 14, 2018, by and between Company and Ohio State Innovation Foundation (OSIF), as amended. See Note 10, Commitments and Contingencies, in the Company's audited financial statements for the year ended December 31, 2022 for further discussion of the OSIF License Agreement. The material terms of the Sublicense Agreement mirror those of the Vertex Agreement, and the payments described in connection with the Vertex Agreement above are in consideration for the rights granted under both the Vertex Agreement and Sublicense Agreement. Pursuant to the OSIF License Agreement, in April 2023, the Company paid OSIF a sublicense fee of $2.8 million. The sublicense fee was accrued for in accrued expenses and other current liabilities as of March 31, 2023 and recorded in research and development expenses for the three months ended March 31, 2023. No other sublicense fees were owed to OSIF as of March 31, 2023. If the Company receives any additional sublicensing consideration, it will owe additional fees to OSIF pursuant to the terms of the OSIF License Agreement.
12. Leases
The Company’s operating lease activity is comprised of non-cancelable facility leases for office and laboratory space in Boston, Massachusetts.
6 Tide Street Lease
The Company entered into an operating lease for office and laboratory space in Boston, Massachusetts in February 2020 (6 Tide Street Lease), and entered into subsequent amendments through 2023. The amendments run co-terminus with the existing lease. The Company has a total of 42,046 square feet licensed at this facility. The Company has the option to terminate the lease and amendments after November 30, 2023 without penalty. At the adoption of ASC 842, the Company concluded that it is not reasonably certain that it will exercise this option to terminate the lease early.
In January 2023, the Company entered into an amendment to the 6 Tide Street Lease pursuant to which the Company will cease making lease payments for a portion of the leased space no later than November 30, 2023. The term for the remainder of the lease will end on November 30, 2025. Following the amendment, the fixed rental payment will be approximately $0.8 million per month through November 30, 2023, and $0.5 million per month after November 30, 2023.

Subsequent to the amendment, the Company continues to classify the 6 Tide Street Lease as an operating lease. Upon the lease modification, the Company reassessed its incremental borrowing rate and remeasured the lease liability and right-of-use asset.
In connection with entering into the 6 Tide Street Lease, the Company paid a security deposit of $0.8 million, of which $0.5 million is recorded as a component of other non-current assets and $0.3 million is recorded as a component of other current assets as of March 31, 2023.
The components of operating lease cost were as follows (in thousands):

Three Months Ended March 31, 2023
Operating lease cost	$3,665
Variable lease cost	—
Total lease cost	$3,665
Supplemental information related to operating leases was as follows:

Other information	Three Months Ended March 31, 2023
Operating cash flows used for operating leases (in thousands)	$2,282
Weighted average remaining lease term	2.7 years
Weighted average discount rate	7.95%
Future payments due under operating leases as of March 31, 2023 were as follows (in thousands):

Maturity of Lease Liability	As of March 31, 2023
2023 (excluding the three-months ended March 31, 2023)	6,627
2024	5,741
2025	5,396
Thereafter	—
Total lease payments	$17,764
Less: imputed interest	(1,539)
Present value of operating lease liabilities	$16,225
IDB Lease
On March 16, 2022, the Company and IDB 17-19 Drydock Limited Partnership, as landlord (Landlord), entered into a lease agreement (IDB Lease) with respect to approximately 81,229 square feet of office and laboratory space (Premises) in Boston, Massachusetts, which, when available for occupancy, will become the Company’s new consolidated headquarters location and supplement its existing space in Massachusetts.
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

    The initial fixed rental rate is $0.5 million per month, which is for a 12 month period during which the base rent is payable for 65,000 square feet, and will increase 3% per annum thereafter for the entire 81,229 square feet leased. Base rent becomes due upon the earlier of (i) the Company’s occupancy of the Premises for use in its regular operations, or (ii) 10 months following the Commencement Date, provided that in the event the Landlord’s build-out of the Premises is not complete on such date, base rent becomes due upon substantial completion of such build-out. Under the terms of the IDB Lease, the Landlord will provide an allowance in an amount not to exceed $19.5 million (calculated at a rate of $240.00 per rentable square foot of the Premises) toward the cost of completing tenant improvements for the Premises. In addition, the Company has the right to require the Landlord to provide an additional contribution in an amount not to exceed $1.6 million (calculated at a rate of $20.00 per rentable square foot of the Premises) toward the cost of tenant improvements to the Premises, which amount shall be repaid by the Company in an amount of equal monthly payments of principal and interest as would be necessary to repay a loan in the full amount of the additional contribution used by the Company, subject to an 8% annual interest charge, on a level direct reduction basis over a 120 month period. The Company will be required to pay its share of operating expenses, taxes and any other expenses payable under the IDB Lease. In connection with the execution of the IDB Lease, the Company executed a cash-collateralized letter of credit, which may be reduced in the future subject to reduction requirements specified in the IDB Lease therein. The cash collateralizing the letter of credit is classified as restricted cash on the Company's condensed consolidated balance sheets.
The Company concluded that the improvements resulting from both the Landlord's build-out and the tenant improvements are the Landlord's assets for accounting purposes. Costs incurred by the Company related to the tenant improvements up to the Landlord's allowance are pass-through costs and will be reimbursed. Costs incurred by the Company related to the tenant improvements in excess of the Landlord's allowance will be treated as prepaid rent and will increase the right-of-use asset upon occurrence of the accounting commencement date. As of March 31, 2023, the Company had incurred $21.2 million of refundable pass-through costs, of which $14.4 million was reimbursed by the Landlord as of March 31, 2023, and $13.3 million of prepaid rent amounts. Net pass-through cost associated with the IDB Lease are included in other current assets as the Company expects to receive the remaining reimbursement for such costs in the next 12 months. Prepaid rent amounts associated with the IDB Lease are included in other non-current assets. The accounting commencement date occurred in April 2023 when both the Landlord's build-out and the tenant improvements were substantially completed. As the accounting commencement date had not occurred as of March 31, 2023, the IDB Lease is excluded from the table above.
IDB Sublease
In December 2022, the Company entered into a sublease agreement to sublease a portion of the office and laboratory space leased under the IDB Lease to a third-party (subtenant). The sublease term is 3 years and the subtenant has an option to extend the lease term for 6 months. The initial fixed rental rate is approximately $0.2 million per month, and will increase 3% per annum thereafter. The sublessee is obligated to pay its ratable portion of operating expenses during the sublease term. The Company received a letter of credit of $0.5 million in place of a security deposit. As of March 31, 2023, no amounts have been drawn on the letter of credit. The sublease accounting commencement date occurred in April 2023 and therefore no sublease income was recorded during the three months ended March 31, 2023 and no amounts were owed from the subtenant as of March 31, 2023.
13. Collaboration and License Agreements
Vertex Agreement - Overview

In February 2023,the Company and Vertex closed the Vertex Agreement pursuant to which the Company granted Vertex an exclusive worldwide license to research, develop, manufacture and commercialize ENTR-701, the Company’s intracellular Endosomal Escape Vehicle (EEV)-based therapeutic candidate for the treatment of myotonic dystrophy type 1 (DM1), as well as any additional EEV-based therapeutic candidates that may be identified by the Company for the potential treatment of DM1 in the course of the parties’ global research collaboration.

The Vertex Agreement provides for a four-year global research collaboration under which Entrada will continue to perform pre-clinical development of the Company's partnered candidate ENTR-701 pursuant to the mutually agreed-upon research plan (Research Plan). The Research Plan is overseen by a Joint Research Committee (JRC) as detailed in the

Vertex Agreement. Pursuant to the terms of the Vertex Agreement, the JRC may amend the research plan to include additional DM1-related research activities with a goal of identifying other EEV-based therapeutic product candidates for the potential treatment of DM1. Vertex is obligated to reimburse the Company’s research expenses incurred in performing activities under the research plan.

Pursuant to the Vertex Agreement, the Company received an upfront payment of $223.7 million, and Vertex made an equity investment of $26.3 million by purchasing 1,618,613 shares of the Company's common stock, pursuant to a separate but simultaneously executed stock purchase agreement. The Company will be eligible to receive up to $485.0 million upon the achievement of certain research, development, regulatory and commercial milestones. The Company will also receive tiered royalties, from the mid to high single digits based on potential future net sales of licensed products as set forth in the Vertex Agreement.

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

Vertex Agreement - Accounting Analysis

The Company determined that the Vertex Agreement should be accounted for in accordance with ASC 606 as Vertex was deemed to be a customer. The Company assessed the promised goods and services under the Vertex Agreement in accordance with ASC 606. At inception, the Vertex Agreement included one performance obligation which was the combination of the exclusive license and the performance of the research activities for ENTR-701 (the Research Services). The Company concluded that the license is not distinct from the research and development services for ENTR-701 during the research collaboration as Vertex cannot fully exploit the value of the license without receipt of such services. The Company also determined that Vertex's ability to engage Entrada to perform work on additional EEV-based therapeutic candidates for the potential treatment of DM1 through the JRC represented customer options. The Company concluded that these customer options do not represent a material right as these services will be reimbursed by Vertex at a price that represents standalone selling price for such services. These customer options will be accounted for as separate contracts for accounting purposes upon Vertex's election.

At the commencement of the arrangement, the Vertex Agreement has a fixed transaction price of $232.0 million, primarily consisting of the $223.7 million upfront fee plus a premium of $6.9 million related to the 1,618,613 shares sold to Vertex under the Stock Purchase Agreement when measured at fair value on the date of issuance. To determine the fair value of the common stock issued to Vertex, the Company utilized the fair value of the Company’s common stock as of the effective date of the Vertex Agreement and applied a discount for lack of marketability. The Company is also entitled to reimbursement of costs incurred associated with the delivery of services under the Research Plan. The Company utilized the most likely amount approach to estimate the expected cost reimbursement. The Company concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price as they are fully constrained as the Company concluded that they are not probable of being achieved as of March 31, 2023. The Company re-evaluates the probability of achievement of development milestones and any related constraint at each period end, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.

The transaction price is fully allocated to the one performance obligation. The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research services and the costs expected to be incurred in the future to satisfy the performance obligation in accordance with the Research Plan. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. As the Company progresses towards satisfaction of performance obligations under the Vertex Agreement, the estimated costs associated with the remaining effort required to complete the performance obligation in accordance with the research plan may change, which may materially impact revenue recognition. The Company regularly evaluates and, when necessary, updates the costs associated with the remaining effort pursuant to the performance obligation under the Vertex Agreement.

The amounts received that have not yet been recognized as revenue are deferred on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. The performance obligation has not been fully satisfied as of March 31, 2023.

During the three months ended March 31, 2023, the Company recognized $25.3 million in revenue under the Vertex Agreement including $4.9 million in cost reimbursements and $20.4 million from amounts that were recorded in deferred revenue at inception of the agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligation and recorded in deferred revenue at March 31, 2023 is $211.6 million. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining term of the research plan.
14. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(6,674)	$(21,671)
Denominator:
Weighted‑average common shares outstanding, basic and diluted	32,374,299	31,246,916
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.69)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Unvested restricted common stock	671,308	297,754
Unvested shares from early exercises	43,588	96,532
Stock options to purchase common stock	5,349,166	4,412,667
	6,064,062	4,806,953
15. Subsequent Events
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report) and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the SEC) on March 6, 2023 (Annual Report). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements contained in the following discussion and analysis.
Overview
We are a biotechnology company that aims to transform the lives of patients by establishing Endosomal Escape Vehicle (EEV) therapeutics as a new class of medicines and become the world’s foremost intracellular therapeutics company. Through our proprietary, highly versatile and modular EEV platform (EEV Platform), we are building a robust development portfolio of EEV therapeutic candidates designed to enable the efficient intracellular delivery of therapeutics in various organs and tissues with an improved therapeutic index. We have initially focused on the development of EEV therapeutics for rare neuromuscular diseases, including Duchenne muscular dystrophy (DMD) and myotonic dystrophy type 1 (DM1). In our neuromuscular disease programs, we link EEVs to small strands of nucleic acids called oligonucleotides, including phosphorodiamidate morpholino oligomers (PMOs).
Our most advanced therapeutic candidate, ENTR-601-44, is being developed for patients with DMD that are exon 44 skipping amenable. On December 19, 2022, we announced that we received a clinical hold notice from the U.S. Food and Drug Administration (FDA) regarding the Investigational New Drug (IND) application for ENTR-601-44. The FDA has requested that we gather and submit additional information regarding ENTR-601-44 and we are actively working to resolve the clinical hold in the United States as quickly as possible. Should we be delayed in submitting a response to the clinical hold in the United States or our response is not satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all. In addition, given the extraordinary unmet need, we are exploring a range of options globally with the goal of initiating a healthy volunteer trial in 2023. However, if our efforts in the United States and elsewhere are not successful, we may not be able to initiate our healthy volunteer clinical trial for ENTR-601-44 as planned, or at all.
On January 9, 2023, we announced the selection of a second clinical candidate within our Duchenne franchise, ENTR-601-45 for the potential treatment of people living with Duchenne muscular dystrophy who are Exon 45 skipping amenable. We plan to submit an IND application for ENTR-601-45 in the fourth quarter of 2024.
We have also entered into a Strategic Collaboration and License Agreement (the Vertex Agreement) with Vertex Pharmaceuticals Incorporated (“Vertex”) pursuant to which we granted Vertex an exclusive worldwide license to research, develop, manufacture and commercialize ENTR-701, our intracellular EEV-based therapeutic candidate for the treatment of myotonic dystrophy type 1 (“DM1”) that targets expanded CUG repeats in DM1 protein kinase (DMPK) mRNA transcripts, as well as any additional EEV-based therapeutic candidates that may be identified by the Company for the potential treatment of DM1 in the course of the parties’ global research collaboration. The Vertex Agreement provides for a four-year global research collaboration under which Vertex will fund our continued pre-clinical development of ENTR-701, as well as the option to fund additional DM1-related research activities with a goal of identifying other EEV-based therapeutic product candidates for the potential treatment of DM1. Other than our efforts under this research collaboration, Vertex will be responsible for global development, manufacturing and commercialization of the licensed products.
On February 8, 2023, following the expiration of the waiting period and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, Entrada and Vertex closed the Vertex Agreement. Under the terms of the Vertex Agreement, Entrada received $250.0 million from the Vertex agreement comprised of an upfront payment of $223.7 million and an equity investment of $26.3 million in our common stock at $16.26 per share.

Since our inception, we have devoted substantially all our resources to research and development efforts relating to our EEV Platform, advancing development of our portfolio of programs and general and administrative support for these operations, including raising capital. Since our inception, we have raised over $650.0 million of gross proceeds from sales of stock to leading biotechnology investors and from the Vertex Agreement.
We have incurred losses since our inception. Our net losses were $6.7 million and $21.7 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $195.0 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we advance our platform and EEV therapeutic candidates into later stages of preclinical development and, if successful, clinical development. We will not generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more therapeutic candidates, if ever. If we obtain regulatory approval for any therapeutic candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.
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
As of March 31, 2023, we had cash, cash equivalents and marketable securities of $411.6 million. We believe that our cash, cash equivalents and marketable securities as of March 31, 2023, together with ongoing research support and the anticipated achievement of certain milestones under the Vertex Agreement will be sufficient to extend our cash runway into the second half of 2025, supporting the Company's expansion and continued development of EEV therapeutic candidates targeting Duchenne muscular dystrophy and advance EEV-therapeutic candidates in indications beyond neuromuscular disease. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
Components of Our Results of Operations
Revenue
All of our revenue to date has been derived from the Vertex Agreement. For the foreseeable future, we may generate revenue from research services performed and milestones achieved under the Vertex Agreement. We do not expect to generate any revenue from the sale of products unless and until such time that our product candidates have advanced through clinical development and regulatory approval, if ever. If our development efforts for our therapeutic candidates are successful and result in regulatory approval or we successfully enter into collaboration or license arrangements with third parties, we may generate revenue in the future from product sales, payments from collaboration or license arrangements including those that we may enter into with third parties, or any combination thereof.

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
•costs incurred in connection with the performance of research and development activities under the Vertex Agreement;
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
•obtaining and maintaining adequate coverage and reimbursement from third party payors; and
•the effects of worldwide pandemics, such as COVID-19.
A change in the outcome of any of these variables with respect to the development of any of our therapeutic candidates could significantly change the costs and timing associated with the development of that therapeutic candidate. We may never succeed in obtaining regulatory approval for any of our therapeutic candidates.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and personnel-related costs, including stock-based compensation, for our personnel in executive, legal, finance and accounting, corporate and business development, human resources and other administrative functions. General and administrative expenses also include: legal fees relating to intellectual property and corporate matters; professional fees paid for accounting, auditing, consulting and tax services; insurance costs; travel expenses; information technology expenses; and facility costs not otherwise included in research and development expenses.
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
Income Taxes
Provision for income tax expense recorded in any interim period is based on the estimated effective tax rate for the fiscal year for those tax jurisdictions that can be reliably estimated. Our calculation of the estimated effective tax rate requires us to estimate pre‑tax income by tax jurisdiction as well as total tax expense for the fiscal year. Accordingly, the annual estimated effective tax rate is subject to adjustment if there are changes to the initial estimates of total tax expense or pre‑tax income.

As part of the Tax Cuts and Jobs Act of 2017, beginning with the 2022 tax year, we are required to capitalize research and development expenses, as defined under Internal Revenue Code section 174. For expenses that are incurred for research and development in the U.S., the amounts will be amortized over 5 years, and expenses that are incurred for research and experimentation outside the United States will be amortized over 15 years. See Note 10, Income Taxes, for further discussion of our tax provision for the three months ended March 31, 2023.
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
There have been no material changes to our critical accounting policies and estimates from those reported in our Annual Report, except as described further in Note 2 Summary of Significant Accounting Policies in the condensed consolidated financial statements elsewhere in this Quarterly Report, which discusses a new policy regarding revenue recognition.
Results of Operations
Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Collaboration revenue	$25,260	$—	$25,260
Operating expenses:
Research and development	23,102	15,718	7,384
General and administrative	7,938	6,433	1,505
Total operating expenses	31,040	22,151	8,889
Loss from operations	(5,780)	(22,151)	16,371
Other income:
Interest and other income, net	2,657	480	2,177
Total other income, net	2,657	480	2,177
Loss before provision for income taxes	$(3,123)	$(21,671)	$18,548
Provision for income taxes	$(3,551)	$—	$(3,551)
Net loss	$(6,674)	$(21,671)	$14,997

Collaboration Revenue

Collaboration revenue was $25.3 million for the three months ended March 31, 2023, all of which related to research services performed under the Vertex Agreement. We did not record any revenue for the three months ended March 31, 2022.
Research and Development Expenses

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
External research and development expenses:
ENTR-601-44	$1,963	$3,128	$(1,165)
Vertex agreement programs	4,015	3,484	531
ENTR-601-45	941	34	907
Other preclinical and discovery programs	811	853	(42)
Other unallocated	2,729	28	2,701
Total external costs	10,459	7,527	2,932
Internal costs, including personnel related	12,643	8,191	4,452
Total research and development expenses	$23,102	$15,718	$7,384
Research and development expenses were $23.1 million for the three months ended March 31, 2023, compared to $15.7 million for the three months ended March 31, 2022. The increase of $7.4 million in research and development expenses was primarily attributable to:
•an increase of $4.5 million in internal costs driven by increased headcount in our research and development function, inclusive of stock-based compensation expense of $1.3 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively, and increased facilities costs to support our expanding operations.
•an increase of $2.9 million in external costs primarily driven by the OSIF license fee and higher costs incurred as we advance our internal preclinical activities and perform research services for the programs under the Vertex Agreement.
We expect that our research and development expenses will continue to increase as we continue our current research and development activities, initiate new research programs, continue our preclinical development of therapeutic candidates and progress ENTR-601-44, ENTR-601-45, and our partnered candidate, ENTR-701, and future product candidates, into clinical trials.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2023 were $7.9 million, compared to $6.4 million for the three months ended March 31, 2022. The increase of $1.5 million was primarily attributable to the following:
•a $0.7 million increase in personnel costs, primarily a result of the increase in headcount in our general and administrative function, inclusive of stock-based compensation expense of $1.5 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively;
•a $0.4 million increase in professional services costs, primarily attributable to legal and outside consulting services to support our continued research and development activities;
•a $0.3 million increase in facility and equipment-related expenses.
Interest and Other Income, net
Total interest and other income, net was $2.7 million for the three months ended March 31, 2023, compared to $0.5 million of interest and other income for the three months ended March 31, 2022; this increase is primarily driven by higher interest rates and larger investments in debt securities.

Provision for Income Taxes
The Company recorded an income tax expense of $3.6 million for the three months ended March 31, 2023. In the three months ended March 31, 2023, the income tax expense recorded was driven largely by the projected current tax liability associated with the tax recognition of the Vertex Agreement upfront payment received in 2023. The Company reported no income tax provision for the three months ended March 31, 2022.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2016, we have incurred significant operating losses. Our net losses were $6.7 million and $21.7 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $195.0 million and $188.3 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future as we further our platform development and advance the preclinical and, if successful, the clinical development of our programs. Since our inception, we have raised over $650 million of gross proceeds from sales of stock to leading biotechnology investors and from the Vertex Agreement. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $411.6 million.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by / (used in) operating activities	$203,399	$(20,991)
Net cash used in investing activities	(40,444)	(181,533)
Net cash provided by financing activities	19,536	50
Net increase (decrease) in cash, cash equivalents, and restricted cash	$182,491	$(202,474)
Operating Activities
For the three months ended March 31, 2023, net cash provided by operating activities was $203.4 million driven by our net loss of $6.7 million, a net decrease in our working capital of $207.0 million primarily resulting from the upfront payment received in connection with the Vertex Agreement, and adjustments for non-cash expenses relating to stock-based compensation expense of $2.8 million, depreciation expense of $0.5 million, and amortization of premiums and discounts on marketable securities of $0.2 million.
For the three months ended March 31, 2022, net cash used in operating activities was $21.0 million, consisting of our net loss of $21.7 million, a net increase in our working capital of $1.7 million, and adjustments for non-cash expenses relating to stock-based compensation expense of $1.8 million, depreciation expense of $0.4 million, and amortization of premiums and discounts on marketable securities of $0.2 million.
Investing Activities
Net cash used in investing activities was $40.4 million for the three months ended March 31, 2023, consisting primarily of $101.8 million in purchases of marketable securities, partially offset by $63.0 million from the maturities of marketable securities, and $1.6 million of purchases of property and equipment.
Net cash used in investing activities was $181.5 million for the three months ended March 31, 2022, consisting primarily of $182.6 million in purchases of marketable securities, partially offset by $1.7 million from the maturities of marketable securities, and $0.6 million from our purchases of property and equipment.

Financing Activities
Net cash provided by financing activities was $19.5 million for the three months ended March 31, 2023, consisting of $19.4 million in net proceeds from the issuance of 1,618,613 shares in connection with the Vertex Agreement and $0.1 million in proceeds from stock option exercises.
Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2022, consisting of $0.1 million of stock option exercises.
Future Funding Requirements
We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. In addition, we expect to incur additional costs associated with operating as a public company. Our operating expenses and future funding requirements are expected to increase substantially as we continue to advance our portfolio of programs. We believe that our cash, cash equivalents and marketable securities as of March 31, 2023, together with ongoing research support and the anticipated achievement of certain milestones under the Vertex Agreement will be sufficient to extend our cash runway into the second half of 2025, supporting the Company's expansion and continued development of EEV therapeutic candidates targeting Duchenne muscular dystrophy and advance EEV-therapeutic candidates in indications beyond neuromuscular disease. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
•hiring additional personnel, including research and development, clinical and commercial personnel;
•adding operational, financial and management information systems and personnel, including personnel to support our product development;
•achieving sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;

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
Contractual Obligations and Commitments
Lease Commitments
During the three months ended March 31, 2023, there were no material changes to our lease commitments from those described in Note 11, Leases, of our financial statements in our Annual Report, with the exceptions of the amendment of our lease agreement for office space at 6 Tide Street. For additional information regarding our leased facilities, refer to Note 12, Leases, to our condensed consolidated financial statements in this Quarterly Report.
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
We have also entered into license agreements under which we are obligated to make certain payments. During the three months ended March 31, 2023, there were no material changes to our commitments and consistencies related to our license agreements from those described in “Business—Intellectual property— License agreement with The Ohio State University” and Note 10, Commitments and Contingencies, to our financial statements in our Annual Report, with the exception of the sublicense fee that we became obligated to pay OSIF upon entering into the Sublicense Agreement with Vertex. For additional information regarding our license agreements, refer to Note 11, Commitments and Contingencies, to our condensed consolidated financial statements in this Quarterly Report.
Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company,” (EGC), under the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the Securities Act), for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of delayed adoption of new or revised accounting standards and, therefore, we will be subject to the same requirements to adopt new or revised accounting standards as private entities.

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
We will remain an EGC until the earliest to occur of (i) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering (IPO), (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous rolling three-year period or (iv) the date on which we are deemed to be a large accelerated filer under the Securities Exchange Act of 1934, as amended (the Exchange Act).
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2023, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.
Item 1A. Risk Factors
In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-K (Quarterly Report) and in other documents that we file with the Securities and Exchange Commission (SEC). Investing in our common stock involves a high degree of risk. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Quarterly Report to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, the business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Note Regarding Forward-Looking Statements.”
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
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a preclinical-stage biopharmaceutical company with a limited operating history upon which our stockholders can evaluate our business and prospects. All of our development programs, including our lead therapeutic candidates, ENTR-601-44, ENTR-601-45 and our partnered candidate ENTR-701, are in preclinical development or in the drug discovery stage. We commenced operations in 2016, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing our proprietary, highly versatile and modular Endosomal Escape Vehicle (EEV) platform (EEV Platform), identifying EEV therapeutic candidates, establishing our intellectual property portfolio and conducting research and preclinical studies. Our approach to the discovery and development of therapeutic candidates based on our EEV Platform is unproven, and we do not know whether we will be able to conduct clinical studies on our therapeutic candidates, develop any therapeutic candidates that succeed in clinical development or produce products of commercial value. As an organization, we have not yet initiated or completed any clinical trials, obtained regulatory approvals, manufactured a clinical- or commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any significant revenue from product sales. Our net losses were $6.7 million and $21.7 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $195.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our therapeutic candidates, identifying lead therapeutic candidates, discovering additional therapeutic candidates, conducting preclinical studies prior to submitting an Investigational new Drug (IND) application, obtaining clearance for INDs, obtaining regulatory approval for these therapeutic candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our therapeutic candidates or even continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.
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
We believe that our cash, cash equivalents and marketable securities as of March 31, 2023, together with ongoing research support and the anticipated achievement of certain milestones under the Vertex Agreement will be sufficient to extend our cash runway into the second half of 2025, supporting the Company's expansion and continued development of EEV therapeutic candidates targeting Duchenne muscular dystrophy and advance EEV-therapeutic candidates in indications beyond neuromuscular disease. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our therapeutic candidates. Our future capital requirements will depend on many factors, including, but not limited to:

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
•the cost of manufacturing our current therapeutic candidates and any future therapeutic candidates, which may vary depending on the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA) or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
•expenditures that we will or may incur to acquire or develop additional therapeutic candidates and technologies or other assets;
•the timing and outcomes of preclinical studies and clinical trials for ENTR-601-44, ENTR-601-45, our partnered candidate ENTR-701 and any therapeutic candidates from our discovery programs, or competing therapeutic candidates;
•the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•competition from existing and potential future products that compete with ENTR-601-44, ENTR-601-45, our partnered candidate ENTR-701 or any of our discovery programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•any delays in regulatory review or approval of ENTR-601-44, ENTR-601-45, our partnered candidate ENTR-701 or therapeutic candidates from any of our discovery programs;
•the level of demand for any of our therapeutic candidates, if approved, which may fluctuate significantly and be difficult to predict;
•the risk/benefit profile, cost and reimbursement policies with respect to our therapeutic candidates, if approved, and existing and potential future products that compete with ENTR-601-44, ENTR-601-45, our partnered candidate ENTR-701 or any of our discovery programs;
•our or our partners' ability to commercialize ENTR-601-44, ENTR-601-45, our partnered candidate ENTR-701 or therapeutic candidates from any of our discovery programs, if approved, inside and outside of the U.S., either independently or working with third parties;
•our ability to establish and maintain collaborations, licensing or other arrangements;
•our ability to adequately support future growth;
•potential unforeseen business disruptions that increase our costs or expenses;
•future accounting pronouncements or changes in our accounting policies; and
•the changing and volatile United States and global economic and political environment.
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
We are early in our development efforts and all our development programs, including our lead therapeutic candidates ENTR-601-44, ENTR-601-45 and our partnered candidate ENTR-701, are in the preclinical or drug discovery stage. We have invested substantially all of our research efforts to date in developing our EEV Platform, identifying potential therapeutic candidates and conducting preclinical studies. As an organization, we have never conducted any clinical trials or submitted an application for regulatory approval, and we may be unable to do so for our therapeutic candidates. Our IND for ENTR-601-44 has not yet been allowed to proceed, and we have not completed IND-enabling studies for our other candidates. We, or our partner as applicable, will need to complete these steps to support the progression of ENTR-601-44, ENTR-601-45 and ENTR-701 into and through clinical studies. In addition, we have a development portfolio of programs that are in earlier stages of development and have not yet initiated or completed IND-enabling studies. We may never advance any therapeutic candidates through IND-enabling studies and receive authorization from the FDA, to proceed under an IND prior to initiating their clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our therapeutic candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
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
•successful enrollment and completion of clinical trials, including under the FDA’s current Good Clinical Practices, GLPs and any additional regulatory requirements from foreign regulatory authorities;
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
Using our platform, we are developing product features for medicines based on EEVs. Over time, our platform work led to commonalities, where a specific combination of EEV technologies, delivery technologies, and manufacturing processes generated a set of product features shared by multiple programs, for example, oligonucleotide-conjugated EEVs and antibody-conjugated EEVs. This is what we call a “modality.” We are utilizing early programs in a modality, such as ENTR-601-44 for oligonucleotide-conjugated EEVs, to understand the technology risks within the modality, including manufacturing and pharmaceutical properties. Our lead therapeutic candidate, ENTR-601-44, is being developed to address Duchenne muscular dystrophy (DMD) and we are highly dependent on the success of the future clinical trials of ENTR-601-44, the outcomes of which are uncertain, to further develop ENTR-601-45, our lead therapeutic candidate for patients with DMD with exon 45 skipping amenable mutations. Because ENTR-601-44 is our first EEV therapeutic candidate, if ENTR-601-44 encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, the value of our EEV Platform, including our other therapeutic candidates such as ENTR-601-45 and our partnered candidate ENTR-701, could be greatly diminished and our development plans and business would be significantly harmed.
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
The results from preclinical studies or clinical trials of a therapeutic candidate may not predict the results of later clinical trials of the therapeutic candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of ENTR-601-44, ENTR-601-45, our partnered candidate ENTR-701 and other potential therapeutic candidates, we do not know whether ENTR-601-44, ENTR-601-45, ENTR-701 or the other potential therapeutic candidates will perform in future clinical trials as they have performed in these prior studies. The positive results we have observed for our therapeutic candidates in early, non-GLP preclinical studies and animal models may not be predictive of our future clinical trials in humans. Furthermore, for some indications that we are pursuing there are no animal models that adequately mirror the human disease to predict any level of positive results. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many therapeutic candidates fail in clinical trials despite very promising early results. Unexpected observations or toxicities observed in our IND-enabling studies for example, could delay clinical trials for ENTR-601-44, ENTR-601-45, ENTR-701 or our other development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and companies that have believed their therapeutic candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA approval. Additionally, we may conduct clinical trials that utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational therapeutic candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational therapeutic candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our therapeutic candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.
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
The risk of failure in developing therapeutic candidates is high. It is impossible to predict when or if any therapeutic candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any therapeutic candidate, we must complete preclinical development, submit an IND or foreign equivalent to permit initiation of clinical studies, and then conduct extensive clinical trials to demonstrate the safety and efficacy of therapeutic candidates in humans. As an organization, we submitted an IND for ENTR-601-44 in the fourth quarter of 2022, which was subsequently placed on clinical hold. We plan to advance ENTR-601-45, our EEV therapeutic candidate targeting exon 45, to IND submission in the fourth quarter of 2024. We have not previously conducted any clinical trials of any therapeutic candidates, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an IND, NDA or BLA or other comparable foreign regulatory submission for any therapeutic candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of ENTR-601-44, ENTR-601-45, our partnered candidate ENTR-701 or any other therapeutic candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our therapeutic candidates. Clinical trials may fail to demonstrate that our therapeutic candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.
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
We have not evaluated any therapeutic candidates in human clinical trials. Although other oligonucleotide therapeutics, enzyme replacement therapies and gene therapies have received regulatory approval, our EEV-based therapeutics are a novel approach to the delivery of biological therapeutics, which may present enhanced uncertainty associated with the safety profile of ENTR-601-44, ENTR-601-45, our partnered candidate ENTR-701 and other EEV-based therapeutics compared to more well-established classes of therapies. Moreover, it is impossible to predict when or if any therapeutic candidates we may develop will prove safe in humans. As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our therapeutic candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
As we continue developing new manufacturing processes for our drug substance and drug product, the changes we implement to manufacturing process may in turn impact specification and stability of the drug product. Changes in our manufacturing processes may lead to failure of lots and this could lead to a substantial delay in our clinical trials. Our EEV-

based therapeutic candidates may prove to have a stability profile that leads to a lower than desired shelf life of our final approved EEV-based product. This poses risk in supply requirements, wasted stock, and higher cost of goods.
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

•collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable therapeutic candidates we may develop; and
•our collaborators’ business or operations could be disrupted due to reasons outside of our control, such as the COVID-19 pandemic, which could have an adverse impact on their development and commercialization efforts or the prospects of our collaboration;
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
•the demonstration of clinical efficacy and safety compared to other more-established products;
•the indications for which our therapeutic candidates are approved;
•the limitation of our targeted patient population and other limitations or warnings contained in any FDA-approved labeling;
•the acceptance of a new drug for the relevant indication by healthcare providers and their patients;
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
Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. (PTC). In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are PMOs approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc. (Sarepta), and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated following a Phase 2 clinical trial for patients amenable to exon 51 skipping along with other exon targets in development for exon skipping amenable populations 53, 45, 50, 52 and 44 in preclinical development, Nippon Shinyaku Co. Ltd., which recently announced FDA clearance to initiate a phase 2 study for patients amenable to exon 44 skipping in Japan, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Avidity Biosciences, Inc. (Avidity), which announced the initiation of its Phase 1/2 clinical trial with antibody oligonucleotide conjugates for exon 44 (AOC-1044), and has similar programs for patients amenable to exon 45 skipping, and additional undisclosed programs in preclinical development, Wave Life Sciences Ltd., which is clinically evaluating WVE-N531, a splicing clinical candidate that is designed to target exon 53 within the dystrophin gene and has additional undisclosed candidates in preclinical development, Dyne Therapeutics, Inc. (Dyne), which is pursuing antibody fragment-oligonucleotide conjugates for exons 44, 45, 51 (clinical candidate DYNE-251), and 53 as well as additional undisclosed candidates, PepGen, Inc. with PGN-EDO51, a clinical candidate designed to address exon 51, along with discovery programs targeting exons 53, 44, and 45, LocanaBio which is in preclinical development with LBIO115 using U7 snRNAs packaged in scAAV9 to address exon 51 skipping amenable patients, and BioMarin Pharmaceutical Inc., which is in preclinical development with BMN 351, an antisense oligonucleotide therapy for exon 51. In addition, several companies are developing gene therapies to treat DMD, including Pfizer Inc. (PF-06939926), Sarepta (SRP-9001 and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-003), and REGENXBIO (RGX-202). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.
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
The only currently-approved therapies for Pompe disease are alglucosidase alfa (Lumizyme in the United States, Myozyme in other geographies) and avalglucosidase alfa-ngpt (Nexviazyme in the United States), which are both forms of

ERT delivered via IV infusions. There is one next-generation GAA enzyme in registration from Amicus Therapeutics Inc. (Amicus), and there are four gene therapies in the early stages of clinical development from Astellas Pharma Inc., Bayer AG, Roche Holding AG and Lacerta Therapeutics, Inc. There are five gene therapies in preclinical development from AVROBIO, Inc., Amicus, and Selecta Biosciences, Inc.. There is one GYS1 inhibitor in Phase 2 development from Maze Therapeutics Inc. (now licensed to Sanofi, pending deal close) and a preclinical therapy targeting GYS1 inhibition from Aro Biotherapeutics.
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

As of March 31, 2023, we had 130 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.
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
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our therapeutics. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our therapeutic candidates, if any, may be. It is also possible that additional governmental action is taken in response to pandemics, such as COVID-19.
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
Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, third-party CROs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party CROs, vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party CROs, vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of ENTR-601-44, ENTR-601-45, our partnered candidate ENTR-701 or any future therapeutic candidates could be delayed. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the information technology systems of our third-party CROs, vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.
Our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party CROs, vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our therapeutic candidates could be delayed. In addition, the loss of clinical trial data for ENTR-601-44, ENTR-601-45, our partnered candidate ENTR-701 or any other therapeutic candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and could cause a disruption to the development of our therapeutic candidates.
The COVID-19 pandemic broadly affected the global economy and financial markets, and put a significant strain on healthcare resources. In the United States, President Biden's administration announced that it will end COVID-19 emergency declarations on May 11, 2023. The ultimate extent of the impact of the COVID-19 pandemic on our business, preclinical studies and planned clinical trials, financial condition and results of operations is uncertain and will depend on future developments. Worldwide pandemics, such as COVID-19, may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects.
To date, we have not experienced a material financial impact or significant business disruptions, including with our vendors, or impairments of any of our assets as a result of the COVID-19 pandemic. While COVID-19 restrictions have been generally lifted, we plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. We expect to continue to take actions if and as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners. We are continuing to monitor any impact of the COVID-19 pandemic on our business, financial condition, results of operations and prospects.
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
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC, may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if we were to borrow money in the future and if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay or perform their obligations to us or to enter into new commercial arrangements requiring additional payments to us or additional funding could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry, including for example in the case of First Republic Bank and Credit Suisse during March 2023. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:
•Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
• Potential or actual breach of statutory, regulatory or contractual obligations, including obligations that require the Company to maintain letters of credit or other credit support arrangements;
•Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity, our current and/or planned business operations, and our current or projected financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or planned business operations and our current or projected results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on the Company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer, collaborator or supplier bankruptcy or insolvency, or the failure of any customer or collaborator to make payments when due, or any breach or default by a customer, collaborator or supplier, or the loss of any significant supplier or collaborator relationships, could result in material losses to the Company and may have a material adverse impact on our business.
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
Furthermore, our owned and in-licensed patent rights may be subject to a reservation of rights by one or more third parties, including the U.S. government. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. When new technologies are developed with government funding, in order to secure ownership of patent rights related to the technologies, the recipient of such funding is required to comply with certain government regulations, including timely disclosing the inventions claimed in such patent rights to the U.S. government and timely electing title to such inventions. A failure to meet these obligations may lead to a loss of rights or the unenforceability of relevant patents or patent applications. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as march-in rights). If the U.S. government exercised its march-in rights in our current or future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. If the U.S. government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. The U.S. government’s rights may also permit it to disclose the funded inventions and technology, which may include our confidential information, to third parties and to exercise march-in rights to use or allow third parties to use the technology that was developed using U.S. government funding. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. Any of the foregoing could harm our business, financial condition, results of operations and prospects significantly.
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
As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, most recently due to the COVID-19 pandemic, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions, whether due to the effects of the COVID-19 pandemic or otherwise, will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.
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
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 77.1% of our outstanding voting stock as of March 31, 2023. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
Pursuant to our 2021 Stock Option and Incentive Plan (2021 Plan), our management is authorized to grant stock options to our employees, directors and consultants. If the number of shares reserved under our 2021 Plan is increased pursuant to the terms of the 2021 Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.
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
General Risk Factors
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to related compliance initiatives.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage, particularly in light of recent cost increases related to coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with our second annual report on Form 10-K after we become a public company, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we may be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.
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
Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to a worldwide pandemic, such as COVID-19, and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our future regulatory submissions, which could have a material adverse effect on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2023 that were not registered under the Securities Act of 1933, as amended (the Securities Act).
Recent Sales of Unregistered Equity Securities
On December 7, 2022, the Company entered into a stock purchase agreement (the Stock Purchase Agreement) with Vertex Pharmaceuticals Incorporated (Vertex), pursuant to which Vertex agreed to purchase from the Company 1,618,613 shares (the Shares) of the Company’s common stock, par value $0.0001 per share, in a private placement transaction for an aggregate purchase price of approximately $26.3 million or $16.26 per share. The purchase price per Share is equal to one hundred five percent (105%) of the daily volume-weighted average per share price of the Company’s common stock on the Nasdaq Global Market over the ten trading days ending on and including the last trading day prior to the execution of the Stock Purchase Agreement. On February 8, 2023, following the expiration of the waiting period and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the private placement transaction closed.
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

10.16*†	Strategic Collaboration and License Agreement, dated December 7, 2022, by and between the Registrant and Vertex Pharmaceuticals Incorporated.

10.17*†	Sublicense Agreement dated December 7, 2022, by and between the Registrant and Vertex Pharmaceuticals Incorporated.

10.18†	Amended and Restated Non-Employee Director Compensation Policy

31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
____________________________
†    Filed herewith.
* Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10) of Regulation S-K.
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
Date: May 10, 2023

ENTRADA THERAPEUTICS, INC.

By:	/s/ Dipal Doshi
Name:	Dipal Doshi
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kory Wentworth
Name:	Kory Wentworth
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)