Form 10-Q
period 2023-06-30
Entrada Therapeutics, Inc.
filed 2023-08-08
CIK 1689375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, the registrant had 33,271,462 shares of common stock, $0.0001 par value per share, outstanding.

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
•the timing, scope and likelihood of regulatory filings and approvals, including timing of Investigational New Drug (IND) applications and final U.S. Food and Drug Administration (FDA) or foreign equivalent approval of our current therapeutic candidates or any future therapeutic candidates;
•the timing or content of any update regarding our regulatory filings;
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
•We are early in our development efforts. We have not initiated clinical studies and as a result it will be years before we commercialize a therapeutic candidate, if ever. If we are unable to identify and advance therapeutic candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.
•The U.S. Food and Drug Administration (FDA) has placed the Investigational New Drug (IND) application for ENTR-601-44 for the potential treatment of Duchenne muscular dystrophy on clinical hold. Should we be delayed in submitting a response to the clinical hold in the United States or our response is not satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all.
•Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead Endosomal Escape Vehicle (EEV) therapeutic candidates, ENTR-601-44, ENTR-601-45 and our partnered candidate ENTR-701. Delay or failure to advance programs or modalities, including ENTR-601-44, ENTR-601-45 and ENTR-701 could adversely impact our business.
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
•Our approach to the discovery and development of therapeutic candidates based on our EEV platform (EEV Platform) is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our therapeutic candidates or render our EEV Platform obsolete.
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$79,743	$45,157
Marketable securities	297,046	143,555
Collaboration receivable	3,744	—
Prepaid expenses and other current assets	9,662	21,163
Total current assets	390,195	209,875
Property and equipment, net	11,018	7,681
Restricted cash	3,950	3,950
Right-of-use assets, operating leases	88,282	25,340
Other non-current assets	538	5,210
Total assets	$493,983	$252,056
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,422	$5,990
Accrued expenses and other current liabilities	7,105	7,576
Income taxes payable	7,359	—
Operating lease obligations, current portion	7,409	8,406
Deferred revenue, current portion	101,645	—
Total current liabilities	125,940	21,972
Operating lease obligations, net of current portion	65,624	17,530
Deferred revenue, net of current portion	95,511	—
Total liabilities	287,075	39,502
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.0001; 150,000,000 shares authorized; 33,239,813 shares issued and 33,205,693 shares outstanding as of June 30, 2023 and 31,448,508 shares issued and 31,394,767 shares outstanding as of December 31, 2022	3	3
Additional paid‑in capital	428,797	402,893
Accumulated other comprehensive loss	(1,005)	(2,057)
Accumulated deficit	(220,887)	(188,285)
Total stockholders’ equity	206,908	212,554
Total liabilities and stockholders’ equity	$493,983	$252,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue	$18,170	$—	$43,430	$—
Operating expenses:
Research and development	26,300	16,248	49,402	31,966
General and administrative	8,169	7,334	16,107	13,767
Total operating expenses	34,469	23,582	65,509	45,733
Loss from operations	(16,299)	(23,582)	(22,079)	(45,733)
Other income:
Interest and other income	4,218	403	6,875	883
Total other income	4,218	403	6,875	883
Loss before provision for income taxes	(12,081)	(23,179)	(15,204)	(44,850)
Provision for income taxes	(13,847)	—	(17,398)	—
Net loss	$(25,928)	$(23,179)	$(32,602)	$(44,850)
Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(0.74)	$(0.99)	$(1.43)
Weighted‑average common shares outstanding, basic and diluted	33,163,320	31,275,306	32,770,989	31,261,189
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(363)	(730)	1,052	(2,265)
Total other comprehensive gain (loss)	(363)	(730)	1,052	(2,265)
Total comprehensive loss	$(26,291)	$(23,909)	$(31,550)	$(47,115)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	31,224,336	$3	$392,384	$—	$(93,669)	$298,718
Issuance of common stock upon exercise of stock options	24,891	—	50	—	—	50
Vesting of early exercised options	15,224	—	35	—	—	35
Stock-based compensation	—	—	1,794	—	—	1,794
Other comprehensive loss	—	—	—	(1,535)	—	(1,535)
Net loss	—	—	—	—	(21,671)	(21,671)
Balances at March 31, 2022	31,264,451	$3	$394,263	$(1,535)	$(115,340)	$277,391
Issuance of common stock upon exercise of stock options	5,259	—	11	—	—	11
Vesting of early exercised options	14,738	—	34	—	—	34
Stock-based compensation	—	—	2,512	—	—	2,512
Other comprehensive loss	—	—	—	(730)	—	(730)
Net loss	—	—	—	—	(23,179)	(23,179)
Balances at June 30, 2022	31,284,448	$3	$396,820	$(2,265)	$(138,519)	$256,039
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY - CONTINUED
(In thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	31,394,767	$3	$402,893	$(2,057)	$(188,285)	$212,554
Issuance of common stock upon exercise of stock options	18,344	—	129	—	—	129
Vesting of early exercised options	10,153	—	26	—	—	26
Vesting of restricted stock units	91,859	—	—	—	—	—
Issuance of common stock in connection with the Vertex Agreement	1,618,613	—	19,407	—	—	19,407
Stock‑based compensation	—	—	2,755	—	—	2,755
Other comprehensive income (loss)	—	—	—	1,415	—	1,415
Net loss	—	—	—	—	(6,674)	(6,674)
Balances at March 31, 2023	33,133,736	$3	$425,210	$(642)	$(194,959)	$229,612
Issuance of common stock upon exercise of stock options	46,175	—	257	—	—	257
Vesting of early exercised options	9,468	—	25	—	—	25
Purchase of common stock under the employee stock purchase plan	16,314	—	186	—	—	186
Stock‑based compensation	—	—	3,119	—	—	3,119
Other comprehensive income (loss)	—	—	—	(363)	—	(363)
Net loss	—	—	—	—	(25,928)	(25,928)
Balances at June 30, 2023	33,205,693	$3	$428,797	$(1,005)	$(220,887)	$206,908
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(32,602)	$(44,850)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	1,271	853
Stock‑based compensation expense	5,874	4,306
Net amortization of premium (accretion of discount) on marketable securities	(1,928)	287
Changes in operating assets and liabilities:
Collaboration receivable	(3,744)	—
Prepaid expenses and other current assets	10,884	(2,508)
Right-of-use assets, operating leases	6,881	3,587
Other non-current assets	(9,311)	(3)
Accounts payable	(3,846)	3,601
Accrued expenses and other current liabilities	(943)	(800)
Incomes taxes payable	7,359	—
Operating lease liabilities	(8,743)	(3,473)
Deferred revenue	197,156	—
Net cash provided by (used in) operating activities	168,308	(39,000)
Cash flows from investing activities:
Purchases of property and equipment	(3,190)	(1,369)
Purchases of marketable securities	(241,897)	(182,653)
Maturities of marketable securities	91,386	26,714
Net cash used in investing activities	(153,701)	(157,308)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with the Vertex Agreement	19,407	—
Proceeds from exercise of stock options	386	61
Proceeds from issuance of common stock under the employee stock purchase plan	186	—
Net cash provided by financing activities	19,979	61
Net increase (decrease) in cash, cash equivalents, and restricted cash	34,586	(196,247)
Cash, cash equivalents, and restricted cash at beginning of period	49,107	291,064
Cash, cash equivalents, and restricted cash at end of period	$83,693	$94,817
Supplemental cash flow disclosures:
Purchases of property and equipment included in accounts payable and accrued expenses	$889	$667
Right-of-use assets obtained in exchange for operating lease liabilities	$77,584	$—
Right-of-use assets surrendered as part of lease modification	$7,761	$—
Recognition of right-of use asset upon adoption of ASC 842	$—	$32,991
Transfer of deposits for equipment from operating to investing cash flows	$617	$495
Vesting of options early exercised subject to repurchase	$51	$69
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
In accordance with Accounting Standards Codification (ASC) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company has incurred losses since its inception, including losses of $32.6 million and $44.9 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had an accumulated deficit of $220.9 million. To date, the Company has funded its operations primarily through the sale of equity securities and collaboration payments. Other than the upfront collaboration payment received during the six months ended June 30, 2023 which resulted in positive cash flows for the period ended June 30, 2023, the Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities of $376.8 million as of June 30, 2023 will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its business strategy and may pursue additional cash resources through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing, or other arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed or on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
2. Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the SEC) on March 6, 2023 (Annual Report), except as noted immediately below.

Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted, as is permitted by GAAP. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2023, and results of operations for the interim periods ended June 30, 2023 and 2022.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2022 and 2021, and the notes thereto, included in the Company’s Annual Report.
Revenue Recognition
The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (ASC 808) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606. For those elements of the arrangement that are accounted for pursuant to Topic 606, the Company applies the five-step model described below.
To date, all revenue has been generated from the Company's Strategic Collaboration and License Agreement (the Vertex Agreement) with Vertex Pharmaceuticals Incorporated (Vertex) which closed in February 2023 and falls within the scope of ASC Topic 606, "Revenue from Contracts with Customers" (ASC 606), under which the Company licensed rights to ENTR-701 and performs research and development services. The terms of this arrangement includes a non-refundable upfront payment, reimbursement for research and development costs; development, regulatory, and commercial milestone payments; and royalties on net sales of licensed products.
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
3. Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. At June 30, 2023 and December 31, 2022, cash and cash equivalents include standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries.
As of June 30, 2023 and December 31, 2022, restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities located at One Design Center Place, Boston, Massachusetts. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$79,743	$45,157
Restricted cash	3,950	3,950
Total cash, cash equivalents and restricted cash	$83,693	$49,107
4. Marketable Securities
The following are summaries of the Company's marketable securities at June 30, 2023 and December 31, 2022 (in thousands).

June 30, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$232,319	$4	$(517)	$231,806
Corporate debt securities	44,531	—	(391)	44,140
Total securities with a maturity of one year or less	$276,850	$4	$(908)	$275,946

U.S. government agency securities and treasuries	16,944	—	(58)	16,886
Corporate debt securities	4,257	—	(43)	4,214
Total securities with a maturity of more than one year	$21,201	$—	$(101)	$21,100
Total available-for-sale securities	$298,051	$4	$(1,009)	$297,046

December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$100,555	$—	$(1,159)	$99,396
Corporate debt securities	41,615	—	(774)	40,841
Total securities with a maturity of one year or less	$142,170	$—	$(1,933)	$140,237

U.S. government agency securities and treasuries	—	—	—	—
Corporate debt securities	3,442	—	(124)	3,318
Total securities with a maturity of more than one year	$3,442	$—	$(124)	$3,318
Total available-for-sale securities	$145,612	$—	$(2,057)	$143,555

As of June 30, 2023, the Company had 48 marketable securities with a total fair market value of $272.1 million in an unrealized loss position. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive loss. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities as available for sale.

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

As of June 30, 2023 and December 31, 2022, $1.4 million and $0.6 million, respectively, of accrued interest receivable was included in prepaid expenses and other current assets.

5. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$71,262	$—	$—	$71,262
U.S. government agency securities and treasuries(2)	$—	$7,981	$—	$7,981
Marketable securities:
U.S. government agency securities and treasuries	—	248,692	—	248,692
Corporate bonds	—	48,354	—	48,354
Total	$71,262	$305,027	$—	$376,289

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$44,907	$—	$—	$44,907
Marketable securities:
U.S. government agency securities and treasuries	$—	$99,396	$—	$99,396
Corporate bonds	—	44,159	—	44,159
Total	$44,907	$143,555	$—	$188,462
(1)The cash equivalent amounts above do not include $0.5 million and $0.3 million of cash related to checking accounts included in cash and cash equivalents as of June 30, 2023 and December 31, 2022, respectively. These amounts are excluded as no valuation is needed for cash in checking accounts.
(2)The amortized cost of debt securities classified as cash equivalents approximated fair value.
Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. The Company measures its debt securities at fair value on a recurring basis using inputs that are observable or can be corroborated by observable market data and classifies those instruments within Level 2 of the fair value hierarchy.
6. Property and Equipment, Net
Property and equipment, net consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Laboratory equipment	$10,824	$8,335
Furniture and fixtures	2,244	161
Computer equipment	431	43
Leasehold improvements	1,859	1,859
Construction in progress	—	584
Total property and equipment	15,358	10,982
Less: accumulated depreciation	(4,340)	(3,301)
Property and equipment, net	$11,018	$7,681
Depreciation expense for the three months ended June 30, 2023 and 2022 was $0.7 million and $0.5 million, respectively. Depreciation expense for six months ended June 30, 2023 and 2022 was $1.3 million and $0.9 million, respectively.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Employee compensation and benefits	$2,741	$5,063
External research and development expenses	2,675	1,157
General and administrative professional service expenses	594	925
Other	1,095	431
Total accrued expenses and other current liabilities	$7,105	$7,576

8. Common Stock and Preferred Stock
Common Stock
As of June 30, 2023 and December 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share.
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
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance as of:

	June 30, 2023	December 31, 2022
Exercise of outstanding stock options	5,369,626	5,028,850
Vesting of outstanding restricted stock	708,234	463,964
Future awards under the 2021 Stock Option and Incentive Plan	2,493,274	1,976,758
Future awards under the 2021 Employee Stock Purchase Plan	861,286	563,115
Total shares of authorized common stock reserved for future issuance	9,432,420	8,032,687
Preferred Stock
As of June 30, 2023 and December 31, 2022, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share, in one or more series and to fix the rights, preferences, privileges and restrictions thereof. As of June 30, 2023 and December 31, 2022, there were no shares of undesignated preferred stock issued or outstanding.
9. Stock-Based Compensation
2021 Plan
The total remaining shares of common stock authorized for issuance under the 2021 Stock Option and Incentive Plan increased from 5,262,917 as of December 31, 2022 to 6,417,400 as of June 30, 2023 primarily due to the automatic annual increase provision.
2016 Plan
The total remaining shares of common stock authorized for issuance under the 2016 Stock Incentive Plan as of June 30, 2023 and December 31, 2022 were 2,153,734 shares and 2,206,655 shares, respectively.

2021 Employee Stock Purchase Plan
The total remaining shares of common stock authorized for issuance under the 2021 Employee Stock Purchase Plan (2021 ESPP) increased from 563,115 as of December 31, 2022 to 861,286 as of June 30, 2023 due to the automatic annual increase provision within the 2021 ESPP.
Stock-Based Compensation
Stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expenses	$1,418	$974	$2,716	$1,678
General and administrative expenses	1,701	1,538	3,158	2,628
Total	$3,119	$2,512	$5,874	$4,306
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted during the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Risk‑free interest rate	4.00%	1.77%
Expected volatility	72%	71%
Expected dividend yield	—	—
Expected term (in years)	5.98	6.03
Early Exercise of Unvested Stock Options
Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in current liabilities on the balance sheet. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. Vesting can occur in the year of exercise and thereafter. There were 34,120 and 53,741 unvested shares related to early exercises of stock options as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the liability associated with the unvested early exercise of stock options was $0.1 million and $0.2 million, respectively.

Stock Options
The following table summarizes the Company’s stock option activity during the six months ended June 30, 2023:

	Number of Shares	Weighted‑ Average Exercise Price

Outstanding as of December 31, 2022	5,028,850	$10.95
Granted	477,696	12.81
Exercised	(64,519)	5.99
Forfeited	(72,401)	16.17
Outstanding as of June 30, 2023	5,369,626	$11.11
Exercisable as of June 30, 2023(1)	3,057,146	$8.69
(1)This represents the number of vested and unvested options exercisable as of June 30, 2023.
The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2023 and 2022 was $8.49 per share and $7.00 per share, respectively. As of June 30, 2023, there was $23.4 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.47 years.
Restricted Stock Units
During the six months ended June 30, 2023, restricted stock units (RSUs) were granted to employees with vesting conditions based on continued service over time. Accordingly, stock-based compensation expense for such awards is recognized using a straight-line attribution model over the vesting term of each RSU. The fair value of each RSU is based on the closing price of the Company's common stock on the date of grant.
A summary of restricted stock activity during the six months ended June 30, 2023 is as follows:

	Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested as of December 31, 2022	463,964	$12.26
Granted	349,222	$12.22
Vested	(91,859)	$11.57
Forfeited	(13,093)	$12.43
Unvested as of June 30, 2023	708,234	$12.32
As of June 30, 2023, there was $7.6 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 3.23 years.
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

Provision for Income Taxes

The Company recorded income tax expense of $13.8 million for the three months ended June 30, 2023 and $17.4 million for the six months ended June 30, 2023. For both periods, the income tax expense recorded was driven largely by the projected current tax liability associated with the tax recognition of the Vertex Agreement upfront payment received in 2023. A significant portion of the taxable income related to the collaboration payment is projected to be offset by current year expenses and prior year accumulated losses. A current tax liability has been projected for the remaining taxable income. The Company reported no income tax provision in the three and six months ended June 30, 2022, as the Company generated a taxable loss, offset by an increase to the Company’s valuation allowance.

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

The Company currently anticipates that there will be no change in its unrecognized tax benefits in the next twelve months. As of June 30, 2023, the Company had no unrecognized tax benefits. The Company has not yet conducted a study of its research and development credit carryforwards. Such a study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amount is being presented as an uncertain tax position.
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
Concurrently with the closing of the Vertex Agreement in February 2023, the Company entered into a sublicense agreement (the Sublicense Agreement) with Vertex. Pursuant to the Sublicense Agreement, the Company granted to Vertex an exclusive sublicense under certain intellectual property licensed to the Company under the license agreement (OSIF License Agreement), dated December 14, 2018, by and between Company and Ohio State Innovation Foundation (OSIF), as amended. See Note 10, Commitments and Contingencies, in the Company's audited financial statements for the year ended December 31, 2022 for further discussion of the OSIF License Agreement. The material terms of the Sublicense Agreement mirror those of the Vertex Agreement, and the payments described in connection with the Vertex Agreement above are in consideration for the rights granted under both the Vertex Agreement and Sublicense Agreement. Pursuant to the OSIF License Agreement, in April 2023, the Company paid OSIF a sublicense fee of $2.8 million. The sublicense fee was recorded in research and development expenses for the six months ended June 30, 2023. No other sublicense fees were owed to OSIF as of June 30, 2023. If the Company receives any additional sublicensing consideration, it will owe additional fees to OSIF pursuant to the terms of the OSIF License Agreement.
12. Leases
The Company’s operating lease activity is comprised of non-cancelable facility leases for office and laboratory space in Boston, Massachusetts.
6 Tide Street Lease
The Company entered into an operating lease for office and laboratory space in Boston, Massachusetts in February 2020 (6 Tide Street Lease), and entered into subsequent amendments through 2023. The amendments run co-terminus with the existing lease. The Company has a total of 23,569 square feet licensed at this facility. The Company has the option to terminate the lease and amendments after November 30, 2023 without penalty. At the adoption of ASC 842, the Company concluded that it is not reasonably certain that it will exercise this option to terminate the lease early.
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
In connection with entering into the 6 Tide Street Lease, the Company paid a security deposit of $0.8 million, of which $0.5 million is recorded as a component of other non-current assets and $0.3 million is recorded as a component of other current assets as of June 30, 2023.
IDB Lease
On March 16, 2022, the Company and IDB 17-19 Drydock Limited Partnership, as landlord (Landlord), entered into a lease agreement (IDB Lease) with respect to approximately 81,229 square feet of office and laboratory space (Premises) in Boston, Massachusetts. The initial fixed rental rate is $0.5 million per month, which is for a 12 month period during which the base rent is payable for 65,000 square feet, and will increase 3% per annum thereafter for the entire 81,229 square feet leased.
The accounting commencement date occurred in April 2023 when both the Landlord's build-out and the tenant improvements were substantially completed. On the accounting commencement date, the Company recorded an operating lease right-of-use (ROU) asset of $77.6 million and a total lease liability of $63.6 million.
The IDB Lease has a term of approximately 10 years, unless earlier terminated in accordance with the terms of the IDB Lease. The Company has (i) the option to extend the IDB Lease for an additional period of five (5) years, and (ii) a right of first offer on adjacent space to the Premises, subject to the terms and conditions of the IDB Lease. As these options are not reasonably certain of occurring, they have not be included in the initial calculation of the Company's ROU asset upon lease commencement.

    Under the terms of the IDB Lease, the Landlord provided an allowance of $19.5 million toward the cost of completing tenant improvements for the Premises. In addition, the Landlord provided an additional contribution of $1.6 million toward the cost of tenant improvements to the Premises, which amount shall be repaid by the Company over the term of the IDB Lease. Such repayments are included in the maturity of the lease liability table below.
The Company concluded that the improvements resulting from both the Landlord's build-out and the tenant improvements are the Landlord's assets for accounting purposes. Costs incurred by the Company related to the tenant improvements in excess of the Landlord's allowance were reclassified from other non-current assets to right-of-use assets upon commencement of the IDB lease and will be recognized as rent expense over the remaining lease term. As of June 30, 2023, the Company was owed $1.9 million from the Landlord for the remaining tenant improvement allowance. Such amount is expected to be received in the next twelve months and is recorded in prepaid expenses and other current assets.
In connection with the execution of the IDB Lease, the Company executed a cash-collateralized letter of credit, which may be reduced in the future subject to reduction requirements specified in the IDB Lease therein. The cash collateralizing the letter of credit is classified as restricted cash on the Company's condensed consolidated balance sheets.
Summary of all lease costs recognized under ASC 842
The components of operating lease cost were as follows (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Operating lease cost	$4,778	$8,443
Variable lease cost	—	—
Total lease cost	$4,778	$8,443
Supplemental information related to operating leases was as follows:

Other information	Six Months Ended June 30, 2023
Operating cash flows used for operating leases (in thousands)	$10,307
Weighted average remaining lease term	8.3 years
Weighted average discount rate	8.12%
Future payments due under operating leases as of June 30, 2023 were as follows (in thousands):

Maturity of Lease Liability	As of June 30, 2023
2023 (excluding the six months ended June 30, 2023)	6,135
2024	13,943
2025	13,972
2026	8,826
2027	9,083
Thereafter	50,440
Total lease payments	$102,398
Less: imputed interest	(29,365)
Present value of operating lease liabilities	$73,033
IDB Sublease
In December 2022, the Company entered into a sublease agreement to sublease a portion of the office and laboratory space leased under the IDB Lease to a third-party (subtenant). The sublease term is 3 years and the subtenant has an option to extend the lease term for 6 months. The initial fixed rental rate is approximately $0.2 million per month, and will increase 3% per annum thereafter. The sublessee is obligated to pay its ratable portion of operating expenses during the sublease term. The Company received a letter of credit of $0.5 million in place of a security deposit. As of June 30, 2023, no amounts have been drawn on the letter of credit.
The sublease accounting commencement date occurred in April 2023. During both the three and six months ended June 30, 2023, the Company recognized $0.4 million of sublease income. Such amount is recorded as a reduction to rent expense.
13. Collaboration and License Agreements
Vertex Agreement - Overview

In February 2023, the Company and Vertex closed the Vertex Agreement pursuant to which the Company granted Vertex an exclusive worldwide license to research, develop, manufacture and commercialize ENTR-701, the Company’s intracellular Endosomal Escape Vehicle (EEV)-based therapeutic candidate for the treatment of myotonic dystrophy type 1 (DM1), as well as any additional EEV-based therapeutic candidates that may be identified by the Company for the potential treatment of DM1 in the course of the parties’ global research collaboration.

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

Vertex Agreement - Accounting Analysis

The Company determined that the Vertex Agreement should be accounted for in accordance with ASC 606 as Vertex was deemed to be a customer. The Company assessed the promised goods and services under the Vertex Agreement in accordance with ASC 606. At inception, the Vertex Agreement included one performance obligation which was the combination of the exclusive license and the performance of the research activities for ENTR-701. The Company concluded that the license is not distinct from the research and development services for ENTR-701 during the research collaboration as Vertex cannot fully exploit the value of the license without receipt of such services. The Company also determined that Vertex's ability to engage Entrada to perform work on additional EEV-based therapeutic candidates for the potential treatment of DM1 through the JRC represented customer options. The Company concluded that these customer options do not represent a material right as these services will be reimbursed by Vertex at a price that represents standalone selling price for such services. Also pursuant to the Vertex Agreement, in the second quarter of 2023, Vertex engaged Entrada to perform work on additional EEV-based therapeutic candidates for the potential treatment of DM1. Such work is treated as a separate contract for accounting purposes and represents a separate performance obligation as the activities are distinct from the research activities for ENTR-701.

At the commencement of the arrangement, the Vertex Agreement has a fixed transaction price of $232.0 million, primarily consisting of the $223.7 million upfront fee plus a premium of $6.9 million related to the 1,618,613 shares sold to Vertex under the Stock Purchase Agreement when measured at fair value on the date of issuance. To determine the fair value of the common stock issued to Vertex, the Company utilized the fair value of the Company’s common stock as of the effective date of the Vertex Agreement and applied a discount for lack of marketability. The Company is also entitled to reimbursement of costs incurred associated with the delivery of services under the Research Plan. The Company utilized the most likely amount approach to estimate the expected cost reimbursement. The Company concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price as they are fully constrained as the Company concluded that they are not probable of being achieved as of June 30, 2023. The Company re-evaluates the probability of achievement of development milestones and any related constraint at each period end, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.

The transaction price at contract inception is fully allocated to the performance obligation for the combination of the exclusive license and the performance of the research activities for ENTR-701. The transaction price for the additional EEV-based therapeutic candidates performance obligation consists of the reimbursement of costs incurred associated with the delivery of services. The Company recognizes revenue associated with both performance obligations as the related research and development services are provided using an input method, according to the costs incurred as related to the respective research services and the costs expected to be incurred in the future to satisfy the performance obligations in accordance with each respective research plan. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligations. As the Company progresses towards satisfaction of performance obligations under the Vertex Agreement, the estimated costs associated with the remaining effort required to complete the performance obligations in accordance with the research plans may change, which may materially impact revenue recognition. The Company regularly evaluates and, when necessary, updates the costs associated with the remaining effort pursuant to the performance obligations under the Vertex Agreement.

The amounts received that have not yet been recognized as revenue are deferred on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. The performance obligations have not been fully satisfied as of June 30, 2023.

The following table summarizes the revenue recognized in connection with the Company's performance under the Vertex Agreement during the six and three months ended June 30, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration service revenue	$3,542	$—	$8,400	$—
Recognition of upfront payment	14,628	—	35,030	—
Total	$18,170	$—	$43,430	$—

The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at June 30, 2023 is $197.2 million. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining term of the research plan.
14. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(25,928)	$(23,179)	$(32,602)	$(44,850)
Denominator:
Weighted‑average common shares outstanding, basic and diluted	33,163,320	31,275,306	32,770,989	31,261,189
Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(0.74)	$(0.99)	$(1.43)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2023	2022
Unvested restricted common stock	708,234	295,104
Unvested shares from early exercises	34,120	81,794
Stock options to purchase common stock	5,369,626	4,535,721
	6,111,980	4,912,619
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
Our most advanced therapeutic candidate, ENTR-601-44, is being developed for patients with DMD that are exon 44 skipping amenable. On December 19, 2022, we announced that we received a clinical hold notice from the U.S. Food and Drug Administration (FDA) regarding the Investigational New Drug (IND) application for ENTR-601-44. The FDA has requested that we gather and submit additional information regarding ENTR-601-44 and we are actively working to resolve the clinical hold in the United States as quickly as possible. We expect to provide an update in the fourth quarter of 2023. Should we be delayed in submitting a response to the clinical hold in the United States or our response is not satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all. On July 24, 2023, Entrada received authorization from the United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA) and Research Ethics Committee (REC) for its CTIMP (Clinical Trial of an Investigational Medicinal Product) for it's planned Phase 1 clinical trial in healthy volunteers for ENTR-601-44.
The Phase 1 clinical trial's primary objective is to evaluate the safety of a single dose of ENTR-601-44 in healthy volunteers, with a target enrollment of approximately 40 participants. The study will also evaluate tolerability, pharmacokinetics and target engagement as measured by exon skipping in the skeletal muscle. The first participant is expected to be dosed in September of this year with data expected to be available in the second half of 2024. The data from this trial is expected to inform our overall, global, clinical development strategy. In parallel, we are committed to resolving the clinical hold in the United States and expect to provide an update in the fourth quarter of 2023.
On January 9, 2023, we announced the selection of a second clinical candidate within our Duchenne franchise, ENTR-601-45 for the potential treatment of people living with Duchenne muscular dystrophy who are Exon 45 skipping amenable. We plan to submit an IND application for ENTR-601-45 in the fourth quarter of 2024.
We have also entered into a Strategic Collaboration and License Agreement (the Vertex Agreement) with Vertex Pharmaceuticals Incorporated (Vertex) pursuant to which we granted Vertex an exclusive worldwide license to research, develop, manufacture and commercialize ENTR-701, our intracellular EEV-based therapeutic candidate for the treatment of myotonic dystrophy type 1 (DM1) that targets expanded CUG repeats in DM1 protein kinase (DMPK) mRNA transcripts, as well as any additional EEV-based therapeutic candidates that may be identified by the Company for the potential treatment of DM1 in the course of the parties’ global research collaboration. The Vertex Agreement provides for a four-year global research collaboration under which Vertex will fund our continued pre-clinical development of ENTR-701, as well as the option to fund additional DM1-related research activities with a goal of identifying other EEV-based therapeutic product candidates for the potential treatment of DM1. Other than our efforts under this research collaboration, Vertex will be responsible for global development, manufacturing and commercialization of the licensed products.
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
We have incurred losses since our inception. Our net losses were $32.6 million and $44.9 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $220.9 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we advance our platform and EEV therapeutic candidates into later stages of preclinical development and, if successful, clinical development. We will not generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more therapeutic candidates, if ever. If we obtain regulatory approval for any therapeutic candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.
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
As of June 30, 2023, we had cash, cash equivalents and marketable securities of $376.8 million. We believe that our cash, cash equivalents and marketable securities as of June 30, 2023, together with ongoing research support and the anticipated achievement of certain milestones under the Vertex Agreement will be sufficient to extend our cash runway through 2025, supporting the Company's expansion and continued development of EEV therapeutic candidates targeting Duchenne muscular dystrophy and advance EEV-therapeutic candidates in indications beyond neuromuscular disease. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
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
Our research and development costs are primarily devoted to supporting our neuromuscular program development efforts. Our direct, external research and development expenses consist primarily of fees paid to outside consultants, CROs, CMOs and research laboratories in connection with our process development, manufacturing and clinical development activities. Our direct external research and development expenses also include fees incurred under license and intellectual property purchase agreements. We expect to track these external research and development costs on a program-by-program basis as we identify specific programs and product candidates to advance into clinical development.
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
•the timing and likelihood of resolution of the clinical hold on our IND application for ENTR-601-44 and initiation of a clinical trial in the United States;
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
•obtaining and maintaining adequate coverage and reimbursement from third party payors; and
•the effects of worldwide pandemics and health crises.
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

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest earned on our invested cash equivalents and marketable securities, gains and losses on disposal of fixed assets and gains and losses on foreign currency transactions.
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

As part of the Tax Cuts and Jobs Act of 2017, beginning with the 2022 tax year, we are required to capitalize research and development expenses, as defined under Internal Revenue Code section 174. For expenses that are incurred for research and development in the U.S., the amounts will be amortized over 5 years, and expenses that are incurred for research and experimentation outside the United States will be amortized over 15 years. See Note 10, Income Taxes, for further discussion of our tax provision for the three and six months ended June 30, 2023.
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
Results of Operations
Comparison of the three months ended June 30, 2023 and 2022

	Three Months Ended June 30,
(in thousands)	2023	2022	Change
Collaboration revenue	$18,170	$—	$18,170
Operating expenses:
Research and development	26,300	16,248	10,052
General and administrative	8,169	7,334	835
Total operating expenses	34,469	23,582	10,887
Loss from operations	(16,299)	(23,582)	7,283
Other income:
Interest and other income, net	4,218	403	3,815
Total other income, net	4,218	403	3,815
Loss before provision for income taxes	(12,081)	(23,179)	11,098
Provision for income taxes	(13,847)	—	(13,847)
Net loss	$(25,928)	$(23,179)	$(2,749)

Collaboration Revenue

Collaboration revenue was $18.2 million for the three months ended June 30, 2023, all of which related to research services performed under the Vertex Agreement. We did not record any revenue for the three months ended June 30, 2022.
Research and Development Expenses

	Three Months Ended June 30,
(in thousands)	2023	2022	Change
External research and development expenses:
ENTR-601-44	$3,665	$3,691	$(26)
ENTR-601-45	4,419	87	4,332
Collaboration services(1)	2,116	2,485	(369)
Other preclinical and discovery programs	1,418	825	593
Other unallocated	181	84	97
Total external costs	11,799	7,172	4,627
Internal costs, including personnel related	14,501	9,076	5,425
Total research and development expenses	$26,300	$16,248	$10,052
(1)Prior year amounts for collaboration services relate to ENTR-701.
Research and development expenses were $26.3 million for the three months ended June 30, 2023, compared to $16.2 million for the three months ended June 30, 2022. The increase of $10.1 million in research and development expenses was primarily attributable to:
•an increase of $5.5 million in internal costs driven by increased headcount in our research and development function, inclusive of stock-based compensation expense of $1.4 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and increased facilities costs to support our expanding operations.
•an increase of $4.6 million in external costs primarily driven by higher costs incurred as we continue to progress our ENTR-601-45 program.
We expect that our research and development expenses will continue to increase as we continue our current research and development activities, initiate new research programs, continue our preclinical development of therapeutic candidates and progress ENTR-601-44, ENTR-601-45, and our partnered candidate, ENTR-701, and future product candidates, into clinical trials.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2023 were $8.2 million, compared to $7.3 million for the three months ended June 30, 2022. The increase of $0.9 million was primarily attributable to the following:
•a $0.5 million increase in personnel costs, primarily a result of the increase in headcount in our general and administrative function, inclusive of stock-based compensation expense of $1.7 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively;
•a $0.4 million increase in facility costs and other expenses incurred to support our expanding operations.
Interest and Other Income, net
Total interest and other income, net was $4.2 million for the three months ended June 30, 2023, compared to $0.4 million of interest and other income for the three months ended June 30, 2022; this increase is primarily driven by higher interest rates and larger investments in debt securities.
Provision for Income Taxes

The Company recorded an income tax expense of $13.8 million for the three months ended June 30, 2023. In the three months ended June 30, 2023, the income tax expense recorded was driven largely by the projected current tax liability associated with the tax recognition of the Vertex Agreement payment received in 2023. The Company reported no income tax provision for the three months ended June 30, 2022.
Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Collaboration revenue	$43,430	$—	$43,430
Operating expenses:
Research and development	49,402	31,966	17,436
General and administrative	16,107	13,767	2,340
Total operating expenses	65,509	45,733	19,776
Loss from operations	(22,079)	(45,733)	23,654
Other income:
Interest and other income, net	6,875	883	5,992
Total other income, net	6,875	883	5,992
Loss before provision for income taxes	(15,204)	(44,850)	29,646
Provision for income taxes	(17,398)	—	(17,398)
Net loss	$(32,602)	$(44,850)	$12,248
Collaboration Revenue

Collaboration revenue was $43.4 million for the six months ended June 30, 2023, all of which related to research services performed under the Vertex Agreement. We did not record any revenue for the six months ended June 30, 2022.
Research and Development Expenses

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
External research and development expenses:
ENTR-601-44	$5,628	$6,817	$(1,189)
ENTR-601-45	5,360	121	5,239
Collaboration services(1)	6,131	5,969	162
Other preclinical and discovery programs	2,229	1,678	551
Other unallocated	2,910	112	2,798
Total external costs	22,258	14,697	7,561
Internal costs, including personnel related	27,144	17,269	9,875
Total research and development expenses	$49,402	$31,966	$17,436

(1)Prior year amounts for collaboration services relate to ENTR-701.

Research and development expenses were $49.4 million for the six months ended June 30, 2023, compared to $32.0 million for the six months ended June 30, 2022. The increase of $17.4 million in research and development expenses was primarily attributable to:
•an increase of $9.9 million in internal costs driven by increased headcount in our research and development function, inclusive of stock-based compensation expense of $2.7 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively, and increased facilities costs to support our expanding operations.
•an increase of $7.6 million in external costs primarily driven by the OSIF license fee and higher costs incurred as we advance our internal preclinical activities and perform research services for the programs under the Vertex Agreement.
We expect that our research and development expenses will continue to increase as we continue our current research and development activities, initiate new research programs, continue our preclinical development of therapeutic candidates and progress ENTR-601-44, ENTR-601-45, and our partnered candidate, ENTR-701, and future product candidates, into clinical trials.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2023 were $16.1 million, compared to $13.8 million for the six months ended June 30, 2022. The increase of $2.3 million was primarily attributable to the following:
•a $1.2 million increase in personnel costs, primarily a result of the increase in headcount in our general and administrative function, inclusive of stock-based compensation expense of $3.2 million and $2.6 million for the six months ended June 30, 2023 and 2022, respectively;
•a $0.5 million increase in facility and equipment-related expenses;
•a $0.4 million increase in professional services costs, primarily attributable to outside consulting services to support our continued research and development activities.
Interest and Other Income, net
Total interest and other income, net was $6.9 million for the six months ended June 30, 2023, compared to $0.9 million of interest and other income for the six months ended June 30, 2023; this increase is primarily driven by higher interest rates and larger investments in debt securities.
Provision for Income Taxes
The Company recorded an income tax expense of $17.4 million for the six months ended June 30, 2023. In the six months ended June 30, 2023, the income tax expense recorded was driven largely by the projected current tax liability associated with the tax recognition of the Vertex Agreement payment received in 2023. The Company reported no income tax provision for the six months ended June 30, 2023.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2016, we have incurred significant operating losses. Our net losses were $32.6 million and $44.9 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $220.9 million and $188.3 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future as we further our platform development and advance the preclinical and, if successful, the clinical development of our programs. Since our inception, we have raised over $650 million of gross proceeds from sales of stock to leading biotechnology investors and from the Vertex Agreement. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $376.8 million.

Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by / (used in) operating activities	$168,308	$(39,000)
Net cash used in investing activities	(153,701)	(157,308)
Net cash provided by financing activities	19,979	61
Net increase (decrease) in cash, cash equivalents, and restricted cash	$34,586	$(196,247)
Operating Activities
For the six months ended June 30, 2023, net cash provided by operating activities was $168.3 million driven by our net loss of $32.6 million, a net decrease in our working capital of $195.6 million primarily resulting from the upfront payment received in connection with the Vertex Agreement, and non-cash items of $5.3 million. Non-cash items primarily included stock-based compensation expense of $5.9 million, depreciation expense of $1.3 million, and accretion of premiums and discounts of $1.9 million.
For the six months ended June 30, 2022, net cash used in operating activities was $39.0 million, consisting of our net loss of $44.9 million, a net decrease in our working capital of $0.4 million, and adjustments for non-cash expenses relating to stock-based compensation expense of $4.3 million, depreciation expense of $0.9 million, and amortization of premiums and discounts on marketable securities of $0.3 million.
Investing Activities
Net cash used in investing activities was $153.7 million for the six months ended June 30, 2023, consisting primarily of $241.9 million in purchases of marketable securities, partially offset by $91.4 million from the maturities of marketable securities, and $3.2 million of purchases of property and equipment.
Net cash used in investing activities was $157.3 million for the six months ended June 30, 2022, consisting primarily of $182.7 million in purchases of marketable securities, partially offset by $26.7 million from the maturities of marketable securities, and $1.4 million from our purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $20.0 million for the six months ended June 30, 2023, consisting of $19.4 million in net proceeds from the issuance of 1,618,613 shares in connection with the Vertex Agreement, $0.4 million in proceeds from stock option exercises, and $0.2 million from the issuance of common stock under our employee stock purchase plan.
Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2022, consisting of $0.1 million of stock option exercises.
Future Funding Requirements
We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. In addition, we expect to incur additional costs associated with operating as a public company. Our operating expenses and future funding requirements are expected to increase substantially as we continue to advance our portfolio of programs. We believe that our cash, cash equivalents and marketable securities as of June 30, 2023, together with ongoing research support and the anticipated achievement of certain milestones under the Vertex Agreement will be sufficient to extend our cash runway through 2025, supporting the Company's expansion and continued development of EEV therapeutic candidates targeting Duchenne muscular dystrophy and advance EEV-therapeutic candidates in indications beyond neuromuscular disease. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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
•the timing and likelihood of resolution of the clinical hold on our IND application for ENTR-601-44 as well as the initiation of a clinical trial both within and outside of the United States;
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

Contractual Obligations and Commitments
Lease Commitments
During the six months ended June 30, 2023, other than the commencement of our IDB Lease and the amendment of our lease agreement for office space at 6 Tide Street, there were no material changes to our lease commitments from those described in Note 11, Leases, of our financial statements in our Annual Report. For additional information regarding our leased facilities, refer to Note 12, Leases, to our condensed consolidated financial statements in this Quarterly Report.
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
We have also entered into license agreements under which we are obligated to make certain payments. During the six months ended June 30, 2023, there were no material changes to our commitments and consistencies related to our license agreements from those described in “Business—Intellectual property— License agreement with The Ohio State University” and Note 10, Commitments and Contingencies, to our financial statements in our Annual Report, with the exception of the sublicense fee that we paid OSIF upon entering into the Sublicense Agreement with Vertex. For additional information regarding our license agreements, refer to Note 11, Commitments and Contingencies, to our condensed consolidated financial statements in this Quarterly Report.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2023, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.
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
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a preclinical stage biopharmaceutical company with a limited operating history upon which our stockholders can evaluate our business and prospects. All of our development programs, ENTR-601-44, ENTR-601-45 and our partnered candidate ENTR-701, are in preclinical development or in the drug discovery stage. We commenced operations in 2016, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing our proprietary, highly versatile and modular Endosomal Escape Vehicle (EEV) platform (EEV Platform), identifying EEV therapeutic candidates, establishing our intellectual property portfolio and conducting research and preclinical studies. Our approach to the discovery and development of therapeutic candidates based on our EEV Platform is unproven, and we do not know whether we will be able to conduct clinical studies on our therapeutic candidates, develop any therapeutic candidates that succeed in clinical development or produce products of commercial value. As an organization, we have not yet initiated or completed any clinical trials, obtained regulatory approvals, manufactured a clinical- or commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any significant revenue from product sales. Our net losses were $32.6 million and $44.9 million for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $220.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our therapeutic candidates, identifying lead therapeutic candidates, discovering additional therapeutic candidates, conducting preclinical studies prior to submitting an Investigational new Drug (IND) application, obtaining clearance for INDs, obtaining regulatory approval for these therapeutic candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may not succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our therapeutic candidates or even continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.
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
We believe that our cash, cash equivalents and marketable securities as of June 30, 2023, together with ongoing research support and the anticipated achievement of certain milestones under the Vertex Agreement will be sufficient to extend our cash runway through 2025, supporting the Company's expansion and continued development of EEV therapeutic candidates targeting Duchenne muscular dystrophy and advance EEV-therapeutic candidates in indications beyond neuromuscular disease. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our therapeutic candidates. Our future capital requirements will depend on many factors, including, but not limited to:

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
The FDA has placed the IND application for ENTR-601-44 for the potential treatment of Duchenne muscular dystrophy on clinical hold and requested that we gather and submit additional information regarding ENTR-601-44. We are actively working to resolve the clinical hold in the United States as quickly as possible and expect to provide an update in the fourth quarter of 2023. Should we be delayed in submitting a response to the clinical hold in the United States or our response is not satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all.
In addition, we received authorization from the MHRA to initiate a healthy volunteer trial in the United Kingdom in 2023. However, if our efforts in the United States or the United Kingdom are not successful, we may not be able to initiate or complete a clinical development program that enables the approval and marketing of ENTR-601-44 as planned, or at all.
Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead EEV therapeutic candidate, ENTR-601-44. Delay or failure to advance programs or modalities, including ENTR-601-44 could adversely impact our business.
Using our platform, we are developing product features for medicines based on EEVs. Over time, our platform work led to commonalities, where a specific combination of EEV technologies, delivery technologies, and manufacturing processes generated a set of product features shared by multiple programs, for example, oligonucleotide-, enzyme-, and antibody-conjugated EEVs. This is what we call a “modality.” We are utilizing early programs in a modality, such as ENTR-601-44 for oligonucleotide-conjugated EEVs, to understand the technology risks within the modality, including manufacturing and pharmaceutical properties. Our lead therapeutic candidate, ENTR-601-44, is being developed to address Duchenne muscular dystrophy (DMD) and we are highly dependent on the success of the future clinical trials of ENTR-601-44, the outcomes of which are uncertain, to further develop ENTR-601-45, our lead therapeutic candidate for patients with DMD with exon 45 skipping amenable mutations. Because ENTR-601-44 is our first EEV therapeutic candidate, if ENTR-601-44 encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, the value of our EEV Platform, including our other therapeutic candidates such as ENTR-601-45 and our partnered candidate ENTR-701, could be greatly diminished and our development plans and business would be significantly harmed.
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
Using EEV technology to develop therapeutic candidates is a new therapeutic approach and no products based on EEVs have been approved to date in the United States or the rest of the world. As such, it is difficult to accurately predict the developmental challenges we may face for our EEV therapeutic candidates as they proceed through development. In addition, because we have not yet commenced any clinical trials with our EEV therapeutic candidates, we have not yet been able to assess safety in humans and there may be short-term or long-term effects from treatment with any therapeutic candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of therapeutic candidate development and we cannot predict whether our EEV Platform, or any similar or competitive intracellular delivery technologies, will enable the identification, development and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our EEV Platform or any of our research programs will not cause significant delays or unanticipated costs or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any therapeutic candidates we may develop on a timely or profitable basis, if at all.
The clinical trial requirements of the FDA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a therapeutic candidate vary substantially according to the type, complexity, novelty and intended use and market of the therapeutic candidate. No products based on EEVs have been approved to date by regulators. As a result, the regulatory approval process for therapeutic candidates such as ours is uncertain and may be more expensive and take longer than the approval process for therapeutic candidates based on other, better known or more extensively studied technologies. For example, the general approach for FDA approval of a new biologic or drug is for sponsors to seek licensure or approval based on dispositive data from well-controlled, Phase 3 clinical trials of the relevant therapeutic candidate in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our therapeutic candidates in the U.S., the UK, or other regions of the world or how long it will take to commercialize our therapeutic candidates. Delay or failure to obtain or unexpected costs in obtaining the regulatory approvals necessary to bring a potential therapeutic candidate to market could decrease our ability to generate sufficient product revenue and our business, financial condition, results of operations and prospects may be harmed.
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
The risk of failure in developing therapeutic candidates is high. It is impossible to predict when or if any therapeutic candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any therapeutic candidate, we must complete preclinical development, submit an IND or foreign equivalent to permit initiation of clinical studies, and then conduct extensive clinical trials to demonstrate the safety and efficacy of therapeutic candidates in humans. As an organization, we submitted an IND for ENTR-601-44 in the fourth quarter of 2022, which was subsequently placed on clinical hold. We are expecting to advance this program in a single ascending dose clinical trial in healthy volunteers in the United Kingdom. In parallel we are committed to resolving the clinical hold in the United States and expect to provide an update in the fourth quarter of 2023. We plan to advance ENTR-601-45, our EEV therapeutic candidate targeting exon 45, to IND submission in the fourth quarter of 2024. We have not previously conducted any clinical trials of any therapeutic candidates, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an IND, NDA or BLA or other comparable foreign regulatory submission for any therapeutic candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of ENTR-601-44, ENTR-601-45, our partnered candidate ENTR-701 or any other therapeutic candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our therapeutic candidates. Clinical trials may fail to demonstrate that our therapeutic candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.
Before we can commence clinical trials for a therapeutic candidate, we must complete extensive preclinical testing and studies that support our INDs and other regulatory filings. We cannot be certain of the timely identification of a therapeutic candidate or the completion or outcome of our preclinical testing and studies and cannot predict whether the FDA will accept our proposed clinical programs or whether the outcome of our preclinical testing and studies will ultimately support the further development of any therapeutic candidates. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. As a result, we cannot be sure that we will be able to submit INDs for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs will result in the FDA allowing clinical trials to begin. For example, the FDA has placed the IND application for ENTR-601-44 for the potential treatment of Duchenne muscular dystrophy on clinical hold and requested that we gather and submit additional information regarding ENTR-601-44. We are actively working to resolve the clinical hold in the United States as quickly as possible and expect to provide an update in the fourth quarter of 2023. Should we be delayed in submitting a response to the clinical hold in the United States or our response is not satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all. In addition, given the extraordinary unmet need, we plan to initiate a healthy volunteer trial in the United Kingdom in 2023. However, if our efforts in the United States are not successful, we may not be able to initiate or complete a clinical development program that enables the approval and marketing of ENTR-601-44 as planned, or at all.
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
The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our proprietary EEV Platform, which leverages a novel and unproven approach. While we have observed favorable preclinical study results based on our EEV Platform, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any therapeutic candidates in clinical trials or in obtaining marketing approval thereafter. Our lead therapeutic candidates, ENTR-601-44, ENTR-601-45 and our partnered candidate ENTR-701 are in preclinical development and we have not yet initiated any clinical trials for any therapeutic candidate. Our research methodology and novel approach to intracellular therapeutics may be unsuccessful in identifying additional therapeutic candidates, and any therapeutic candidates based on our EEV Platform may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the therapeutic candidates unmarketable or unlikely to receive marketing approval. Further, because all of our therapeutic candidates and development programs are based on our EEV Platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.
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
At any time and for any reason, we may determine that one or more of our discovery programs or pre-clinical or clinical therapeutic candidates or programs does not have sufficient potential to warrant the allocation of resources toward such program or therapeutic candidate. Accordingly, we may choose not to develop a potential therapeutic candidate or elect to suspend, deprioritize or terminate one or more of our discovery programs or pre-clinical or clinical therapeutic candidates or programs. Suspending, deprioritizing or terminating a program or therapeutic candidate in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or therapeutic candidates. For example, in 2020, we made the strategic decision to focus the majority of our immediate efforts on EEV-oligonucleotide opportunities while pausing development on an existing program, ENTR-501 which is an EEV-conjugated protein designed to treat patients with a rare disease known as mitochondrial neurogastrointestinal encephalomyopathy (MNGIE). We believe partnering with an organization that has the resources and expertise to continue the development of ENTR-501 into and through clinical development will work best to support ENTR-501 progress. We continue to believe that the program will have an important role to play in the future treatment of patients with MNGIE.
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
In order to market and sell any therapeutic candidates we may develop in the EU and many other foreign jurisdictions, including the United Kingdom, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any jurisdiction, which would materially impair our ability to generate revenue.
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
•collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable therapeutic candidates we may develop; and
•our collaborators’ business or operations could be disrupted due to reasons outside of our control, such as global health crises, which could have an adverse impact on their development and commercialization efforts or the prospects of our collaboration;
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
Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. (PTC). In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are PMOs approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc. (Sarepta), and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated following a Phase 2 clinical trial for patients amenable to exon 51 skipping. Sarepta has other exon targets in various stages of discovery and preclinical development for exon skipping amenable populations 53, 45, 50, 52 and 44, Nippon Shinyaku Co. Ltd., which recently announced FDA clearance to initiate a phase 2 study for patients amenable to exon 44 skipping, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Avidity Biosciences, Inc. (Avidity), which announced the initiation of its Phase 1/2 clinical trial with antibody oligonucleotide conjugates for exon 44 (AOC-1044), and has similar programs for patients amenable to exon 45 skipping, and additional undisclosed programs in preclinical development, Wave Life Sciences Ltd., which is clinically evaluating WVE-N531, a splicing clinical candidate that is designed to target exon 53 within the dystrophin gene and has additional undisclosed candidates in preclinical development, Dyne Therapeutics, Inc. (Dyne), which is pursuing antibody fragment-oligonucleotide conjugates for exons 44, 45, 51 (clinical candidate DYNE-251), and 53 as well as additional undisclosed candidates, PepGen, Inc. with PGN-EDO51, a clinical candidate designed to address exon 51, along with discovery programs targeting exons 53, 44, and 45, LocanaBio which is in preclinical development with LBIO115 using U7 snRNAs packaged in scAAV9 to address exon 51 skipping amenable patients, and BioMarin Pharmaceutical Inc., which is in preclinical development with BMN 351, an antisense oligonucleotide therapy for exon 51. In addition, several companies are developing gene therapies to treat DMD, including Pfizer Inc. (PF-06939926), Sarepta (SRP-9001 which recently received accelerated approval for the treatment of 4-5 year old ambulatory patients and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-003), and REGENXBIO (RGX-202). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.
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
As of June 30, 2023, we had 131 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.
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
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our therapeutics. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our therapeutic candidates, if any, may be. It is also possible that additional governmental action is taken in response to pandemics or global health crises.
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
Public health crises such as the COVID-19 or similar outbreaks could adversely impact the global economy and financial markets, and put a significant strain on healthcare resources. Although the U.S. government has now ended the federal COVID-19 public health emergency declaration, the ultimate extent of the impact of the residual post-COVID environment on our business, preclinical studies and planned clinical trials, financial condition and results of operations is uncertain and will depend on future developments. Worldwide pandemics, such as COVID-19, or any future outbreak of any highly infectious or contagious diseases may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects.

To date, we have not experienced a material financial impact or significant business disruptions, including with our vendors, or impairments of any of our assets as a result of the post-COVID environment.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC, may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if we were to borrow money in the future and if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay or perform their obligations to us or to enter into new commercial arrangements requiring additional payments to us or additional funding could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry, including for example in the case of First Republic Bank and Credit Suisse during March 2023. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
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
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 77.0% of our outstanding voting stock as of June 30, 2023. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended June 30, 2023 that were not registered under the Securities Act of 1933, as amended (the Securities Act).
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