Form 10-Q
period 2023-09-30
Entrada Therapeutics, Inc.
filed 2023-11-07
CIK 1689375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2023, the registrant had 33,368,078 shares of common stock, $0.0001 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (Quarterly Report) contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that are based on our management’s belief and assumptions and on information currently available to our management. These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
•the initiation, timing, progress, results and costs of conducting our research and development programs, our current and future preclinical studies, and our current and future clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our current and future programs;
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
•the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, the current conflicts in Ukraine and the Middle East, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and
•other risks and uncertainties, including those listed under the caption “Risk Factors.”
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
•We are early in our development efforts and as a result it will be years before we commercialize a therapeutic candidate, if ever. If we are unable to identify and advance therapeutic candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.
•The U.S. Food and Drug Administration (FDA) has placed the Investigational New Drug (IND) application for ENTR-601-44 for the potential treatment of Duchenne muscular dystrophy on clinical hold. Should our response to the clinical hold in the United States not be satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all.
•Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead Endosomal Escape Vehicle (EEV) therapeutic candidates, ENTR-601-44, ENTR-601-45, ENTR-601-50 and our partnered candidate ENTR-701. Delay or failure to advance programs or modalities, including ENTR-601-44, ENTR-601-45, ENTR-601-50 and ENTR-701 could adversely impact our business.
•Our EEV therapeutic candidates are based on a novel therapeutic approach, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.
•Preclinical and clinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies are not necessarily predictive of the results of later preclinical studies and any clinical trials of our therapeutic candidates. We have not completed the testing of any of our therapeutic candidates in clinical trials and our therapeutic candidates may not have favorable results in clinical trials, if any, or receive regulatory approval on a timely basis, if at all.
•Substantial delays in the commencement of our planned clinical trials or the enrollment or completion of our current or planned clinical trials, or failure to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities could prevent us from commercializing any therapeutic candidates we determine to develop on a timely basis, if at all.
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$51,882	$45,157
Marketable securities	301,696	143,555
Collaboration receivable	5,025	—
Prepaid expenses and other current assets	24,440	21,163
Total current assets	383,043	209,875
Property and equipment, net	11,042	7,681
Restricted cash	3,950	3,950
Right-of-use assets, operating leases	84,017	25,340
Other non-current assets	2,981	5,210
Total assets	$485,033	$252,056
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$752	$5,990
Accrued expenses and other current liabilities	9,599	7,576
Operating lease obligations, current portion	6,642	8,406
Deferred revenue, current portion	148,440	—
Total current liabilities	165,433	21,972
Operating lease obligations, net of current portion	62,431	17,530
Deferred revenue, net of current portion	10,506	—
Total liabilities	238,370	39,502
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.0001; 150,000,000 shares authorized; 33,361,365 shares issued and 33,340,216 shares outstanding as of September 30, 2023 and 31,448,508 shares issued and 31,394,767 shares outstanding as of December 31, 2022	3	3
Additional paid‑in capital	432,582	402,893
Accumulated other comprehensive loss	(496)	(2,057)
Accumulated deficit	(185,426)	(188,285)
Total stockholders’ equity	246,663	212,554
Total liabilities and stockholders’ equity	$485,033	$252,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue	$43,735	$—	$87,165	$—
Operating expenses:
Research and development	22,191	18,958	71,593	50,924
General and administrative	7,532	6,978	23,639	20,745
Total operating expenses	29,723	25,936	95,232	71,669
Income (loss) from operations	14,012	(25,936)	(8,067)	(71,669)
Other income:
Interest and other income	4,051	799	10,926	1,682
Total other income	4,051	799	10,926	1,682
Income (loss) before benefit from income taxes	18,063	(25,137)	2,859	(69,987)
Benefit from income taxes	17,398	—	—	—
Net income (loss)	35,461	$(25,137)	$2,859	$(69,987)
Net income (loss) per share, basic	$1.07	$(0.80)	$0.09	$(2.24)
Net income (loss) per share, diluted	$1.02	$(0.80)	$0.08	$(2.24)
Weighted‑average common shares outstanding, basic	33,281,287	31,298,052	32,942,958	31,273,612
Weighted‑average common shares outstanding, diluted	34,775,451	31,298,052	34,289,411	31,273,612
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	509	(482)	1,561	(2,747)
Total other comprehensive gain (loss)	509	(482)	1,561	(2,747)
Total comprehensive income (loss)	$35,970	$(25,619)	$4,420	$(72,734)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	31,224,336	$3	$392,384	$—	$(93,669)	$298,718
Issuance of common stock upon exercise of stock options	24,891	—	50	—	—	50
Vesting of early exercised options	15,224	—	35	—	—	35
Stock-based compensation	—	—	1,794	—	—	1,794
Other comprehensive loss	—	—	—	(1,535)	—	(1,535)
Net loss	—	—	—	—	(21,671)	(21,671)
Balances at March 31, 2022	31,264,451	$3	$394,263	$(1,535)	$(115,340)	$277,391
Issuance of common stock upon exercise of stock options	5,259	—	11	—	—	11
Vesting of early exercised options	14,738	—	34	—	—	34
Stock-based compensation	—	—	2,512	—	—	2,512
Other comprehensive loss	—	—	—	(730)	—	(730)
Net loss	—	—	—	—	(23,179)	(23,179)
Balances at June 30, 2022	31,284,448	$3	$396,820	$(2,265)	$(138,519)	$256,039
Issuance of common stock upon exercise of stock options	26,868	$—	$60	$—	$—	$60
Vesting of early exercised options	14,057	$—	$33	$—	$—	$33
Stock-based compensation	—	$—	$2,707	$—	$—	$2,707
Other comprehensive loss	—	$—	$—	$(482)	$—	$(482)
Net loss	—	$—	$—	$—	$(25,137)	$(25,137)
Balances at September 30, 2022	31,325,373	$3	$399,620	$(2,747)	$(163,656)	$233,220
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY - CONTINUED
(In thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	31,394,767	$3	$402,893	$(2,057)	$(188,285)	$212,554
Issuance of common stock upon exercise of stock options	18,344	—	129	—	—	129
Vesting of early exercised options	10,153	—	26	—	—	26
Vesting of restricted stock units	91,859	—	—	—	—	—
Issuance of common stock in connection with the Vertex Agreement	1,618,613	—	19,407	—	—	19,407
Stock‑based compensation	—	—	2,755	—	—	2,755
Other comprehensive income (loss)	—	—	—	1,415	—	1,415
Net loss	—	—	—	—	(6,674)	(6,674)
Balances at March 31, 2023	33,133,736	$3	$425,210	$(642)	$(194,959)	$229,612
Issuance of common stock upon exercise of stock options	46,175	—	257	—	—	257
Vesting of early exercised options	9,468	—	25	—	—	25
Purchase of common stock under the employee stock purchase plan	16,314	—	186	—	—	186
Stock‑based compensation	—	—	3,119	—	—	3,119
Other comprehensive income (loss)	—	—	—	(363)	—	(363)
Net loss	—	—	—	—	(25,928)	(25,928)
Balances at June 30, 2023	33,205,693	$3	$428,797	$(1,005)	$(220,887)	$206,908
Issuance of common stock upon exercise of stock options	80,630	$—	$368	$—	$—	$368
Vesting of early exercised options	7,391	$—	$21	$—	$—	$21
Vesting of restricted stock units	46,502	$—	$—	$—	$—	$—
Stock‑based compensation	—	$—	$3,396	$—	$—	$3,396
Other comprehensive income (loss)	—	$—	$—	$509	$—	$509
Net income	—	$—	$—	$—	$35,461	$35,461
Balances at September 30, 2023	33,340,216	$3	$432,582	$(496)	$(185,426)	$246,663
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,859	$(69,987)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	2,105	1,369
Stock‑based compensation expense	9,270	7,013
Net amortization of premium (accretion of discount) on marketable securities	(3,780)	255
Changes in operating assets and liabilities:
Collaboration receivable	(5,025)	—
Prepaid expenses and other current assets	(3,894)	(12,020)
Right-of-use assets, operating leases	11,146	5,609
Other non-current assets	(11,754)	(82)
Accounts payable	(5,211)	694
Accrued expenses and other current liabilities	1,857	6,104
Operating lease liabilities	(12,703)	(5,437)
Deferred revenue	158,946	—
Net cash provided by (used in) operating activities	143,816	(66,482)
Cash flows from investing activities:
Purchases of property and equipment	(4,638)	(2,179)
Purchases of marketable securities	(318,686)	(221,977)
Maturities of marketable securities	165,886	56,714
Net cash used in investing activities	(157,438)	(167,442)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with the Vertex Agreement	19,407	—
Proceeds from exercise of stock options	754	121
Proceeds from issuance of common stock under the employee stock purchase plan	186	—
Net cash provided by financing activities	20,347	121
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,725	(233,803)
Cash, cash equivalents, and restricted cash at beginning of period	49,107	291,064
Cash, cash equivalents, and restricted cash at end of period	$55,832	$57,261
Supplemental cash flow disclosures:
Purchases of property and equipment included in accounts payable and accrued expenses	$299	$32
Right-of-use assets obtained in exchange for operating lease liabilities	$77,584	$—
Right-of-use assets surrendered as part of lease modification	$7,761	$—
Recognition of right-of use asset upon adoption of ASC 842	$—	$32,991
Transfer of deposits for equipment from operating to investing cash flows	$617	$495
Vesting of options early exercised subject to repurchase	$72	$102
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
Liquidity and Capital Resources
Since its inception, the Company has devoted substantially all of its resources to its research and development efforts relating to its proprietary, highly versatile and modular EEV platform (EEV Platform), advancing development of its portfolio of programs and general and administrative support for these operations, including raising capital. The Company is subject to risks and uncertainties common to earlier stage companies in the biotechnology industry, including, but not limited to, technical risks associated with the successful research, development and manufacturing of therapeutic candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations. Therapeutic candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.
In accordance with Accounting Standards Codification (ASC) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Since its inception, the Company has incurred significant net losses. As of September 30, 2023, the Company had an accumulated deficit of $185.4 million. To date, the Company has funded its operations primarily through the sale of equity securities and collaboration payments. Other than the upfront collaboration payment received during the nine months ended September 30, 2023 which resulted in positive cash flows for the period ended September 30, 2023 and the recognition of revenue related to such upfront payment, the Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities of $353.6 million as of September 30, 2023 will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its business strategy and may pursue additional cash resources through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing, or other arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed or on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
2. Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the SEC) on March 6, 2023 (Annual Report), except as noted immediately below.

Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America (GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted, as is permitted by GAAP. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2023, and results of operations for the interim periods ended September 30, 2023 and 2022.
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
To date, all revenue has been generated from the Company's Strategic Collaboration and License Agreement with Vertex, which closed in February 2023 and was amended in October 2023 (Vertex Agreement), and falls within the scope of ASC Topic 606, "Revenue from Contracts with Customers" (ASC 606), under which the Company licensed rights to ENTR-701 and performs research and development services. The terms of this arrangement includes a non-refundable upfront payment, reimbursement for research and development costs; development, regulatory, and commercial milestone payments; and royalties on net sales of licensed products.
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

If an arrangement includes development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price in the period in which the Company deems the milestone to be probable. Milestone payments that are not within the Company’s control or a customer's control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

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
3. Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. At September 30, 2023 and December 31, 2022, cash and cash equivalents include standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries.
As of September 30, 2023 and December 31, 2022, restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities located at One Design Center Place, Boston, Massachusetts. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$51,882	$45,157
Restricted cash	3,950	3,950
Total cash, cash equivalents and restricted cash	$55,832	$49,107
4. Marketable Securities
The following are summaries of the Company's marketable securities at September 30, 2023 and December 31, 2022 (in thousands).

September 30, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$250,310	$3	$(310)	$250,003
Corporate debt securities	48,885	—	(177)	48,708
Total securities with a maturity of one year or less	$299,195	$3	$(487)	$298,711

U.S. government agency securities and treasuries	2,997	—	(12)	2,985
Corporate debt securities	—	—	—	—
Total securities with a maturity of more than one year	$2,997	$—	$(12)	$2,985
Total available-for-sale securities	$302,192	$3	$(499)	$301,696

December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$100,555	$—	$(1,159)	$99,396
Corporate debt securities	41,615	—	(774)	40,841
Total securities with a maturity of one year or less	$142,170	$—	$(1,933)	$140,237

U.S. government agency securities and treasuries	—	—	—	—
Corporate debt securities	3,442	—	(124)	3,318
Total securities with a maturity of more than one year	$3,442	$—	$(124)	$3,318
Total available-for-sale securities	$145,612	$—	$(2,057)	$143,555

As of September 30, 2023, the Company had 44 marketable securities with a total fair market value of $248.6 million in an unrealized loss position. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive loss. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities as available for sale.

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

As of September 30, 2023 and December 31, 2022, $1.2 million and $0.6 million, respectively, of accrued interest receivable was included in prepaid expenses and other current assets.

5. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$51,383	$—	$—	$51,383
Marketable securities:
U.S. government agency securities and treasuries	—	252,988	—	252,988
Corporate bonds	—	48,708	—	48,708
Total	$51,383	$301,696	$—	$353,079

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$44,907	$—	$—	$44,907
Marketable securities:
U.S. government agency securities and treasuries	$—	$99,396	$—	$99,396
Corporate bonds	—	44,159	—	44,159
Total	$44,907	$143,555	$—	$188,462
(1)The cash equivalent amounts above do not include $0.5 million and $0.3 million of cash related to checking accounts included in cash and cash equivalents as of September 30, 2023 and December 31, 2022, respectively. These amounts are excluded as no valuation is needed for cash in checking accounts.
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
6. Property and Equipment, Net
Property and equipment, net consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Laboratory equipment	$11,661	$8,335
Furniture and fixtures	2,201	161
Computer equipment	431	43
Leasehold improvements	1,859	1,859
Construction in progress	—	584
Total property and equipment	16,152	10,982
Less: accumulated depreciation	(5,110)	(3,301)
Property and equipment, net	$11,042	$7,681
Depreciation expense for the three months ended September 30, 2023 and 2022 was $0.8 million and $0.5 million, respectively. Depreciation expense for nine months ended September 30, 2023 and 2022 was $2.1 million and $1.4 million, respectively.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Employee compensation and benefits	$5,134	$5,063
External research and development expenses	2,767	1,157
General and administrative professional service expenses	754	925
Other	944	431
Total accrued expenses and other current liabilities	$9,599	$7,576
8. Common Stock and Preferred Stock
Common Stock
As of September 30, 2023 and December 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share.
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
In September 2023, the Company entered into a sales agreement (the Sales Agreement) with Cowen and Company, LLC, acting as the Company's agent and/or principal (the Sales Agent), with respect to an "at the market offering" program under which the Company may, from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. During the three and nine months ended September 30, 2023, there have been no sales of common stock pursuant to the Sales Agreement.
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance as of:

	September 30, 2023	December 31, 2022
Exercise of outstanding stock options	5,562,547	5,028,850
Vesting of outstanding restricted stock	1,179,305	463,964
Future awards under the 2021 Stock Option and Incentive Plan	1,707,730	1,976,758
Future awards under the 2021 Employee Stock Purchase Plan	861,286	563,115
Total shares of authorized common stock reserved for future issuance	9,310,868	8,032,687
Preferred Stock
As of September 30, 2023 and December 31, 2022, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share, in one or more series and to fix the rights, preferences, privileges and restrictions thereof. As of September 30, 2023 and December 31, 2022, there were no shares of undesignated preferred stock issued or outstanding.

9. Stock-Based Compensation
2021 Plan
The total remaining shares of common stock authorized for issuance under the 2021 Stock Option and Incentive Plan increased from 5,262,917 as of December 31, 2022 to 6,368,021 as of September 30, 2023 primarily due to the automatic annual increase provision.
2016 Plan
The total remaining shares of common stock authorized for issuance under the 2016 Stock Incentive Plan as of September 30, 2023 and December 31, 2022 were 2,081,561 shares and 2,206,655 shares, respectively.
2021 Employee Stock Purchase Plan
The total remaining shares of common stock authorized for issuance under the 2021 Employee Stock Purchase Plan (2021 ESPP) increased from 563,115 as of December 31, 2022 to 861,286 as of September 30, 2023 due to the automatic annual increase provision within the 2021 ESPP.
Stock-Based Compensation
Stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expenses	$1,601	$1,158	$4,317	$2,836
General and administrative expenses	1,795	1,549	4,953	4,177
Total	$3,396	$2,707	$9,270	$7,013
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted during the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Risk‑free interest rate	4.09%	2.11%
Expected volatility	72%	71%
Expected dividend yield	—	—
Expected term (in years)	6.02	6.04
Early Exercise of Unvested Stock Options
Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in current liabilities on the balance sheet. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. Vesting can occur in the year of exercise and thereafter. There were 21,149 and 53,741 unvested shares related to early exercises of stock options as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the liability associated with the unvested early exercise of stock options was $0.1 million and $0.2 million, respectively.

Stock Options
The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2023:

	Number of Shares	Weighted‑ Average Exercise Price

Outstanding as of December 31, 2022	5,028,850	$10.95
Granted	799,144	13.79
Exercised	(145,149)	5.20
Forfeited	(120,298)	15.16
Outstanding as of September 30, 2023	5,562,547	$11.40
Exercisable as of September 30, 2023(1)	3,232,149	$9.20
(1)This represents the number of vested and unvested options exercisable as of September 30, 2023.
The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2023 and 2022 was $9.19 per share and $7.26 per share, respectively. As of September 30, 2023, there was $23.8 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.40 years.
Restricted Stock Units
During the nine months ended September 30, 2023, restricted stock units (RSUs) were granted to employees with vesting conditions based on continued service over time. Accordingly, stock-based compensation expense for such awards is recognized using a straight-line attribution model over the vesting term of each RSU. The fair value of each RSU is based on the closing price of the Company's common stock on the date of grant.
A summary of restricted stock activity during the nine months ended September 30, 2023 is as follows:

	Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested as of December 31, 2022	463,964	$12.26
Granted	890,647	$14.22
Vested	(138,361)	$12.30
Forfeited	(36,945)	$12.27
Unvested as of September 30, 2023	1,179,305	$13.74
As of September 30, 2023, there was $14.9 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 3.3 years.
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

Provision for Income Taxes

The Company recorded income tax benefit of $17.4 million for the three months ended September 30, 2023 and $0.0 million for the nine months ended September 30, 2023. On a full year basis, the Company continues to forecast a current income tax liability largely driven by tax recognition of the Vertex Agreement upfront payment received in 2023 though the Company continues to be in a full valuation allowance. The combination of a forecasted current income tax liability as compared to a forecasted pre-tax loss results in a forecasted negative effective tax rate for the year ended December 31, 2023. Application of the negative effective tax rate to year to date pre-tax book income results in a tax benefit for the quarter limited to the amount of previously recognized tax expense. The Company expects to record a provision in the fourth quarter equal to the amount of the forecasted full year current tax liability. Any counterintuitive results during an interim period are mainly a result of the relationship of the quarterly and year to date results with the projected effective tax rate. The Company reported no income tax provision in the three and nine months ended September 30, 2022, as the Company generated a taxable loss, offset by an increase to the Company’s valuation allowance.

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

The Company currently anticipates that there will be no change in its unrecognized tax benefits in the next twelve months. As of September 30, 2023, the Company had no unrecognized tax benefits. The Company has not yet conducted a study of its research and development credit carryforwards. Such a study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amount is being presented as an uncertain tax position.
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
Concurrently with the Company entering into and later amending the Vertex Agreement, the Company entered into a sublicense agreement with Vertex, which was amended in October 2023 (Sublicense Agreement). Pursuant to the Sublicense Agreement, the Company granted to Vertex an exclusive sublicense under certain intellectual property licensed to the Company under the license agreement (OSIF License Agreement), dated December 14, 2018, by and between the Company and Ohio State Innovation Foundation (OSIF), as amended. See Note 10, Commitments and Contingencies, in the Company's audited financial statements for the year ended December 31, 2022 for further discussion of the OSIF License Agreement. The material terms of the Sublicense Agreement mirror those of the Vertex Agreement, and the payments described in connection with the Vertex Agreement above are in consideration for the rights granted under both the Vertex Agreement and Sublicense Agreement. Pursuant to the OSIF License Agreement, in April 2023, the Company paid OSIF a sublicense fee of $2.8 million. The sublicense fee was recorded in research and development expenses for the nine months ended September 30, 2023. No other sublicense fees were owed to OSIF as of September 30, 2023. If the Company receives any additional sublicensing consideration, it will owe additional fees to OSIF pursuant to the terms of the OSIF License Agreement.
12. Leases
The Company’s operating lease activity is comprised of non-cancelable facility leases for office and laboratory space in Boston, Massachusetts.
6 Tide Street Lease
The Company entered into an operating lease for office and laboratory space in Boston, Massachusetts in February 2020 (6 Tide Street Lease), and entered into subsequent amendments through 2023. The amendments run co-terminus with the existing lease. The Company has a total of 23,189 square feet licensed at this facility. The Company has the option to terminate the lease and amendments after November 30, 2023 without penalty. At the adoption of ASC 842, the Company concluded that it is not reasonably certain that it will exercise this option to terminate the lease early.

In January 2023, the Company entered into an amendment to the 6 Tide Street Lease pursuant to which the Company will cease making lease payments for a portion of the leased space no later than November 30, 2023. In September 2023, the Company entered into an additional amendment to the 6 Tide Lease pursuant to which the Company surrendered a portion of the leased space and will cease making lease payments for such portion no later than November 30, 2023. The term for the remainder of the lease will end on November 30, 2025. Following the amendment, the fixed rental payment will be approximately $0.7 million per month through November 30, 2023, and $0.4 million per month after November 30, 2023. Subsequent to the amendment, the Company continues to classify the 6 Tide Street Lease as an operating lease. Upon the lease modification, the Company reassessed its incremental borrowing rate and remeasured the lease liability and right-of-use asset.
In connection with entering into the 6 Tide Street Lease, the Company paid a security deposit of $0.8 million, of which $0.4 million is recorded as a component of other non-current assets and $0.4 million is recorded as a component of other current assets as of September 30, 2023.
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
The Company concluded that the improvements resulting from both the Landlord's build-out and the tenant improvements are the Landlord's assets for accounting purposes. Costs incurred by the Company related to the tenant improvements in excess of the Landlord's allowance were reclassified from other non-current assets to right-of-use assets upon commencement of the IDB lease and will be recognized as rent expense over the remaining lease term. As of September 30, 2023, the Company had received the full tenant improvement allowance from the Landlord.
In connection with the execution of the IDB Lease, the Company executed a cash-collateralized letter of credit, which may be reduced in the future subject to reduction requirements specified in the IDB Lease therein. The cash collateralizing the letter of credit is classified as restricted cash on the Company's condensed consolidated balance sheets.
Summary of all lease costs recognized under ASC 842
The components of operating lease cost were as follows (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Operating lease cost	$4,064	$12,507
Variable lease cost	—	—
Total lease cost	$4,064	$12,507
Supplemental information related to operating leases was as follows:

Other information	Nine Months Ended September 30, 2023
Operating cash flows used for operating leases (in thousands)	$14,064
Weighted average remaining lease term	8.3 years
Weighted average discount rate	8.13%
Future payments due under operating leases as of September 30, 2023 were as follows (in thousands):

Maturity of Lease Liability	As of September 30, 2023
2023 (excluding the nine months ended September 30, 2023)	2,206
2024	13,098
2025	13,175
2026	8,826
2027	9,083
Thereafter	50,440
Total lease payments	$96,827
Less: imputed interest	(27,754)
Present value of operating lease liabilities	$69,073
IDB Sublease
In December 2022, the Company entered into a sublease agreement to sublease a portion of the office and laboratory space leased under the IDB Lease to a third-party (subtenant). The sublease term is 3 years and the subtenant has an option to extend the lease term for 6 months. The initial fixed rental rate is approximately $0.2 million per month, and will increase 3% per annum thereafter. The sublessee is obligated to pay its ratable portion of operating expenses during the sublease term. The Company received a letter of credit of $0.5 million in place of a security deposit. As of September 30, 2023, no amounts have been drawn on the letter of credit.
The sublease accounting commencement date occurred in April 2023. During the three and nine months ended September 30, 2023, the Company recognized $0.5 million and $1.0 million, respectively, of sublease income. Such amount is recorded as a reduction to rent expense.
13. Collaboration and License Agreements
Vertex Agreement - Overview

The Company and Vertex entered into the Vertex Agreement in February 2023, as amended in October 2023, pursuant to which the Company granted Vertex an exclusive worldwide license to research, develop, manufacture and commercialize ENTR-701, the Company’s intracellular Endosomal Escape Vehicle (EEV)-based therapeutic candidate for the treatment of myotonic dystrophy type 1 (DM1), as well as any additional EEV-based therapeutic candidates that may be identified by the Company for the potential treatment of DM1 in the course of the parties’ global research collaboration. In October 2023, the Company and Vertex amended the Strategic Collaboration and License Agreement to clarify a milestone and related payment terms.

The Vertex Agreement provides for a four-year global research collaboration under which Entrada will continue to perform preclinical development of the Company's partnered candidate ENTR-701 pursuant to the mutually agreed-upon research plan (Research Plan). The Research Plan is overseen by a Joint Research Committee (JRC) as detailed in the Vertex Agreement. Pursuant to the terms of the Vertex Agreement, the JRC may amend the research plan to include additional DM1-related research activities with a goal of identifying other EEV-based therapeutic product candidates for the potential treatment of DM1. Vertex is obligated to reimburse the Company’s research expenses incurred in performing activities under the research plan.

Pursuant to the Vertex Agreement, the Company received an upfront payment of $223.7 million, and Vertex made an equity investment of $26.3 million by purchasing 1,618,613 shares of the Company's common stock, pursuant to a separate but simultaneously executed stock purchase agreement. Under the terms of the Vertex Agreement, the Company is eligible to receive up to $485.0 million upon the achievement of certain research, development, regulatory and commercial milestones. The Company will also receive tiered royalties, from the mid to high single digits based on potential future net sales of licensed products as set forth in the Vertex Agreement. In October 2023, the Company achieved a milestone pursuant to the Vertex Agreement related to preclinical IND-enabling GLP toxicology studies of ENTR-701 that triggered a $17.5 million milestone payment, which the Company expects to receive in the fourth quarter of 2023.

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

At the commencement of the arrangement, the Vertex Agreement has a fixed transaction price of $232.0 million , primarily consisting of the $223.7 million upfront fee plus a premium of $6.9 million related to the 1,618,613 shares sold to Vertex under the Stock Purchase Agreement when measured at fair value on the date of issuance. To determine the fair value of the common stock issued to Vertex, the Company utilized the fair value of the Company’s common stock as of the effective date of the Vertex Agreement and applied a discount for lack of marketability. The Company is also entitled to reimbursement of costs incurred associated with the delivery of services under the Research Plan. The Company utilized the most likely amount approach to estimate the expected cost reimbursement. The Company concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. In October 2023, the Company achieved a milestone related to preclinical IND-enabling GLP toxicology studies of ENTR-701, which triggered a $17.5 million payment. This milestone payment will be included in the transaction price during the fourth quarter, the quarter in which it was deemed probable upon achievement in October 2023. Additional consideration to be paid to the Company upon reaching all remaining milestones are excluded from the transaction price as they are fully constrained as the Company concluded that they are not probable of being achieved as of September 30, 2023. The Company re-evaluates the probability of achievement of development milestones and any related constraint at each period end, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.

The transaction price at contract inception is fully allocated to the performance obligation for the combination of the exclusive license and the performance of the research activities for ENTR-701. The transaction price for the additional EEV-based therapeutic candidates performance obligation consists of the reimbursement of costs incurred associated with the delivery of services. The Company recognizes revenue associated with both performance obligations as the related research and development services are provided using an input method, according to the costs incurred as related to the respective research services and the costs expected to be incurred in the future to satisfy the performance obligations in accordance with each respective research plan. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligations. As the Company progresses towards satisfaction of performance obligations under the Vertex Agreement, the estimated costs associated with the remaining effort required to complete the performance obligations in accordance with the research plans may change, which may materially impact revenue recognition. The Company regularly evaluates and, when necessary, updates the costs associated with the remaining effort pursuant to the performance obligations under the Vertex Agreement. During the three months ended September 30, 2023, the Company made revisions to its forecasted costs that reduced its estimated costs to satisfy its remaining performance obligations. During the three months ended September 30, 2023, the revenue recorded by the Company includes a cumulative catch-up adjustment of $21.3 million as a result of such revisions to its estimated costs.

The amounts received that have not yet been recognized as revenue are deferred on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. The performance obligations have not been fully satisfied as of September 30, 2023.

The following table summarizes the revenue recognized in connection with the Company's performance under the Vertex Agreement during the three and nine month periods ended September 30, 2023.

	Three Months Ended September 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Collaboration service revenue	$3,940	$—	$12,340	$—
Recognition of upfront payment	39,796	—	74,825	—
Total	$43,736	$—	$87,165	$—

The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at September 30, 2023 is $157.9 million. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining term of the research plan.

Pierrepont Agreement

In July 2023, the Company and Pierrepont Therapeutics, Inc. (Pierrepont) entered into a license agreement (the Pierrepont Agreement) to advance the development of ENTR-501, the Company’s intracellular thymidine phosphorylase enzyme replacement therapy in development for the treatment of mitochondrial neurogastrointestinal encephalomyopathy (MNGIE). The Company recognized no revenue related to this agreement for the three and nine months ended September 30, 2023 as the underlying performance obligations had not been delivered as of September 30, 2023.

14. Net Income (Loss) per Share
The computation of basic net income (loss) per share is based on the weighted-average number of our common shares outstanding. The computation of diluted net income (loss) per share is based on the weighted-average number of our common shares outstanding and potential dilutive common shares outstanding during the period as determined by using the treasury stock method.
The following table illustrates the determination of basic and diluted net income (loss) per share for each period presented (in thousands, except share and per share date):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$35,461	$(25,137)	$2,859	$(69,987)
Denominator:
Weighted‑average common shares outstanding, basic	33,281,287	31,298,052	32,942,958	31,273,612
Effect of dilutive securities	1,494,164	—	1,346,453	—
Weighted‑average common shares outstanding, diluted	34,775,451	31,298,052	34,289,411	31,273,612

Net income (loss) per share, basic	$1.07	$(0.80)	$0.09	$(2.24)
Net income (loss) per share, diluted	$1.02	$(0.80)	$0.08	$(2.24)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unvested restricted common stock	11,299	445,445	12,198	445,445
Unvested shares from early exercises	—	67,737	—	67,737
Stock options to purchase common stock	3,480,965	5,002,730	3,609,307	5,002,730
	3,492,264	5,515,912	3,621,505	5,515,912
15. Subsequent Events
In October 2023, the Company achieved a milestone pursuant to the Vertex Agreement related to preclinical IND-enabling GLP toxicology studies of ENTR-701 that triggered a $17.5 million milestone payment, which the Company expects to receive in the fourth quarter of 2023.

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
On July 24, 2023, Entrada received authorization from the United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA) and Research Ethics Committee (REC) for its CTIMP (Clinical Trial of an Investigational Medicinal Product) for its planned Phase 1 clinical trial in healthy volunteers, ENTR-601-44-101. The Phase 1 clinical trial's primary objective is to evaluate the safety and tolerability of a single dose of ENTR-601-44 in healthy volunteers, with a target enrollment of approximately 40 participants. The study will also evaluate pharmacokinetics and target engagement as measured by exon skipping in the skeletal muscle, bearing in mind recent in vitro data showing that exon skipping could be ~10-40x higher in dystrophic muscle compared to healthy muscle, suggesting that healthy normal volunteer results may substantially underestimate potential potency. On September 21, 2023, we announced that the first participant has been dosed in our Phase 1 clinical trial evaluating ENTR-601-44 for the potential treatment of individuals with Duchenne muscular dystrophy who are exon 44 skipping amenable. We expect to report data from the Phase 1 clinical trial in the second half of 2024. The data from this trial is expected to inform our overall, global, clinical development strategy, including informing the ongoing planning of an anticipated multiple ascending dose study in patients. In parallel, we are committed to resolving the clinical hold in the United States and expect to provide an update in the fourth quarter of 2023.
On January 9, 2023, we announced the selection of a second clinical candidate within our Duchenne franchise, ENTR-601-45 for the potential treatment of people living with Duchenne muscular dystrophy who are exon 45 skipping amenable. We plan to submit a Clinical Trial Application (CTA)/IND application for ENTR-601-45 in the fourth quarter of 2024.
On November 7, 2023, we announced the selection of a third clinical candidate within our Duchenne franchise, ENTR-601-50 for the potential treatment of people living with Duchenne muscular dystrophy who are exon 50 skipping amenable. The selection of ENTR-501-50 is based on in vivo preclinical data demonstrating robust exon 50 skipping and dystrophin production across cardiac and skeletal muscle groups. We expect to report preclinical data in the first half of 2024 and plan to submit a CTA/IND application for ENTR-601-50 in 2025.
On July 31, 2023 we entered into a license agreement to advance the development of ENTR-501 with Pierrepont Therapeutics, Inc., a mitochondrial disease-focused company. ENTR-501 is an intracellular thymidine phosphorylase enzyme replacement therapy in development for the treatment of mitochondrial neurogastrointestinal encephalomyopathy (MNGIE). MNGIE is a slowly progressive, but fatal, disease characterized by elevated levels of thymidine. Preliminary preclinical studies have demonstrated that ENTR-501 reduces toxic thymidine levels below those observed in wild-type mice. Pharmacokinetic and acute and chronic toxicology studies indicated both a long circulating half-life and a favorable tolerability profile. In 2020, we made the strategic decision to focus the majority of our immediate efforts on EEV-oligonucleotide opportunities while pausing development on ENTR-501. We continue to believe that the program will have an important role to play in the future treatment of patients with MNGIE.
We have also entered into the Vertex Agreement pursuant to which we granted Vertex an exclusive worldwide license to research, develop, manufacture and commercialize ENTR-701, our intracellular EEV-based therapeutic candidate for the treatment of myotonic dystrophy type 1 (DM1) that targets expanded CUG repeats in DM1 protein kinase (DMPK) mRNA transcripts, as well as any additional EEV-based therapeutic candidates that may be identified by the Company for the potential treatment of DM1 in the course of the parties’ global research collaboration. The Vertex Agreement provides for a four-year global research collaboration under which Vertex will fund our continued preclinical development of ENTR-701, as well as the option to fund additional DM1-related research activities with a goal of identifying other EEV-based therapeutic product candidates for the potential treatment of DM1. Other than our efforts under this research collaboration, Vertex will be responsible for global development, manufacturing and commercialization of the licensed products.
On February 8, 2023, following the expiration of the waiting period and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, Entrada and Vertex closed the Vertex Agreement, and later amended the agreement in October of 2023. Under the terms of the Vertex Agreement, Entrada received $250.0 million from the Vertex agreement comprised of an upfront payment of $223.7 million and an equity investment of $26.3 million in our common stock at $16.26 per share. In October 2023, the Company achieved a milestone pursuant to the Vertex Agreement related to preclinical IND-enabling GLP toxicology studies of ENTR-701 that triggered a $17.5 million milestone payment, which the Company expects to receive in the fourth quarter of 2023.
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
Since inception, we have incurred significant net losses. As of September 30, 2023, we had an accumulated deficit of $185.4 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we advance our platform and EEV therapeutic candidates into later stages of preclinical development and, if successful, clinical development. We will not generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more therapeutic candidates, if ever. If we obtain regulatory approval for any therapeutic candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.
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
As of September 30, 2023, we had cash, cash equivalents and marketable securities of $353.6 million. We believe that our cash, cash equivalents and marketable securities as of September 30, 2023, together with ongoing research support and the anticipated achievement of certain milestones under the Vertex Agreement will be sufficient to extend our cash runway through 2025, supporting the Company's expansion and continued development of EEV therapeutic candidates targeting Duchenne muscular dystrophy and advance EEV-therapeutic candidates in indications beyond neuromuscular disease. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
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
•the cost of developing and validating our manufacturing process for use in our preclinical studies and clinical trials, including the cost of raw materials used in our research and development activities, and engaging with third party CMOs;
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
Therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our platform development efforts and planned preclinical and clinical development activities in the near term and in the future. We expect that the research and development expenses of our programs will increase in the near term as we initiate investigational new drug (CTA/IND)-enabling activities for our therapeutic candidates. Therefore, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our therapeutic candidates. The successful development of our therapeutic candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:
•the scope, timing, rate of progress and expenses of our ongoing and potential future research activities, including preclinical and CTA/IND-enabling studies, clinical trials and other research and development activities we decide to pursue;
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
Income Taxes
Provision for income tax benefit (expense) recorded in any interim period is based on the estimated effective tax rate for the fiscal year for those tax jurisdictions that can be reliably estimated. Our calculation of the estimated effective tax rate requires us to estimate pre‑tax income by tax jurisdiction as well as total tax benefit (expense) for the fiscal year. Accordingly, the annual estimated effective tax rate is subject to adjustment if there are changes to the initial estimates of total tax benefit (expense) or pre‑tax income.

As part of the Tax Cuts and Jobs Act of 2017, beginning with the 2022 tax year, we are required to capitalize research and development expenses, as defined under Internal Revenue Code section 174. For expenses that are incurred for research and development in the U.S., the amounts will be amortized over 5 years, and expenses that are incurred for research and experimentation outside the United States will be amortized over 15 years. See Note 10, Income Taxes, for further discussion of our tax provision for the three and nine months ended September 30, 2023.
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

Results of Operations
Comparison of the three months ended September 30, 2023 and 2022

	Three Months Ended September 30,
(in thousands)	2023	2022	Change
Collaboration revenue	$43,735	$—	$43,735
Operating expenses:
Research and development	22,191	18,958	3,233
General and administrative	7,532	6,978	554
Total operating expenses	29,723	25,936	3,787
Income (loss) from operations	14,012	(25,936)	39,948
Other income:
Interest and other income, net	4,051	799	3,252
Total other income, net	4,051	799	3,252
Income (loss) before provision for income taxes	18,063	(25,137)	43,200
Provision for income taxes	17,398	—	17,398
Net income (loss)	$35,461	$(25,137)	$60,598
Collaboration Revenue

Collaboration revenue was $43.7 million for the three months ended September 30, 2023, all of which related to the Vertex Agreement. We did not record any revenue for the three months ended September 30, 2022.
Research and Development Expenses

	Three Months Ended September 30,
(in thousands)	2023	2022	Change
External research and development expenses:
ENTR-601-44	$2,722	$4,401	$(1,679)
ENTR-601-45	728	368	360
Collaboration services(1)	2,155	3,409	(1,254)
Other preclinical and discovery programs	2,389	872	1,517
Other unallocated	657	122	535
Total external costs	8,651	9,172	(521)
Internal costs, including personnel related	13,540	9,786	3,754
Total research and development expenses	$22,191	$18,958	$3,233
(1)Prior year amounts for collaboration services relate to ENTR-701.
Research and development expenses were $22.2 million for the three months ended September 30, 2023, compared to $19.0 million for the three months ended September 30, 2022. The increase of $3.2 million in research and development expenses was primarily attributable to:
•an increase of $3.7 million in internal costs driven by increased headcount in our research and development function, inclusive of stock-based compensation expense of $1.6 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively, and increased facilities costs to support our expanding operations;
•a decrease of $0.5 million in external costs primarily driven by a decrease in costs for ENTR-601-44 due to our clinical hold. Additionally, our partnered candidate, ENTR-701 costs decreased as we finalized certain CTA/

IND-enabling studies. These decreases were offset by an increase in costs for other preclinical and discovery programs.
We expect that our research and development expenses will increase as we continue our current research and development activities, continue our clinical trial for ENTR-601-44, initiate new research programs, continue our preclinical development of therapeutic candidates and progress ENTR-601-45, ENTR-601-50, our partnered candidate, ENTR-701, and future product candidates, into clinical trials.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2023 were $7.5 million, compared to $7.0 million for the three months ended September 30, 2022. The increase of $0.5 million was primarily attributable to the following:
•a $0.3 million increase in personnel costs, primarily a result of the increase in headcount in our general and administrative function , inclusive of stock-based compensation expense of $1.8 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively;
•a $0.2 million increase in professional services costs and other expenses incurred to support our expanding operations.
Interest and Other Income, net
Total interest and other income, net was $4.1 million for the three months ended September 30, 2023, compared to $0.8 million of interest and other income for the three months ended September 30, 2022; this increase is primarily driven by higher interest rates and larger investments in debt securities.
Benefit from Income Taxes
The Company recorded an income tax benefit of $17.4 million for the three months ended September 30, 2023. On a full year basis, the Company continues to forecast a current income tax liability largely driven by tax recognition of the Vertex Agreement upfront payment received in 2023. The combination of a forecasted pre-tax book loss, a forecasted current income tax liability and a full valuation allowance results in a forecasted negative effective tax rate for the year ended December 31, 2023. For the three months ended September 30, 2023, the income tax benefit recorded was largely driven by applying the Company's forecasted negative tax rate to the current period pre-tax book income. The Company projects to recognize the remaining tax liability in the fourth quarter of 2023. The Company reported no income tax provision for the three months ended September 30, 2022.
Comparison of the nine months ended September 30, 2023 and 2022

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Collaboration revenue	$87,165	$—	$87,165
Operating expenses:
Research and development	71,593	50,924	20,669
General and administrative	23,639	20,745	2,894
Total operating expenses	95,232	71,669	23,563
Income (loss) from operations	(8,067)	(71,669)	63,602
Other income:
Interest and other income, net	10,926	1,682	9,244
Total other income, net	10,926	1,682	9,244
Income (loss) before provision for income taxes	2,859	(69,987)	72,846
Benefit from income taxes	—	—	—
Net income (loss)	$2,859	$(69,987)	$72,846

Collaboration Revenue

Collaboration revenue was $87.2 million for the nine months ended September 30, 2023, all of which related to the Vertex Agreement. We did not record any revenue for the nine months ended September 30, 2022.
Research and Development Expenses

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
External research and development expenses:
ENTR-601-44	$8,350	$11,218	$(2,868)
ENTR-601-45	6,088	489	5,599
Collaboration services(1)	8,286	9,378	(1,092)
Other preclinical and discovery programs	4,618	2,549	2,069
Other unallocated	3,567	234	3,333
Total external costs	30,909	23,868	7,041
Internal costs, including personnel related	40,684	27,056	13,628
Total research and development expenses	$71,593	$50,924	$20,669

(1)Prior year amounts for collaboration services relate to ENTR-701.
Research and development expenses were $71.6 million for the nine months ended September 30, 2023, compared to $50.9 million for the nine months ended September 30, 2022. The increase of $20.7 million in research and development expenses was primarily attributable to:
•an increase of $13.6 million in internal costs driven by increased headcount in our research and development function, inclusive of stock-based compensation expense of $4.3 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively, and increased facilities costs to support our expanding operations;
•an increase of $7.0 million in external costs primarily driven by the OSIF license fee and higher costs incurred as we continue to progress our ENTR-601-45 program, our ENTR-601-50 program and other preclinical and discovery programs.
We expect that our research and development expenses will increase as we continue our current research and development activities, continue our clinical trial for ENTR-601-44, initiate new research programs, continue our preclinical development of therapeutic candidates, progress ENTR-601-45, ENTR-601-50, our partnered candidate, ENTR-701, and future product candidates, into clinical trials.

General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2023 were $23.6 million, compared to $20.7 million for the nine months ended September 30, 2022. The increase of $2.9 million was primarily attributable to the following:
•a $1.5 million increase in personnel costs, primarily a result of the increase in headcount in our general and administrative function, inclusive of stock-based compensation expense of $5.0 million and $4.2 million for the nine months ended September 30, 2023 and 2022, respectively;
•a $0.6 million increase in professional services costs, primarily attributable to outside consulting services to support our continued research and development activities; and
•a $0.5 million increase in facility and equipment-related expenses incurred to support our expanding operations;
Interest and Other Income, net
Total interest and other income, net was $10.9 million for the nine months ended September 30, 2023, compared to $1.7 million of interest and other income for the nine months ended September 30, 2022; this increase is primarily driven by higher interest rates and larger investments in debt securities.
Benefit from Income Taxes
The Company recorded an income tax benefit of $0.0 million for the nine months ended September 30, 2023. On a full year basis, the Company continues to forecast a current income tax liability largely driven by tax recognition of the Vertex Agreement upfront payment received in 2023. The combination of a forecasted pre-tax book loss, a forecasted current income tax liability and a full valuation allowance results in a forecasted negative effective tax rate for the year ended December 31, 2023. For the nine months ended September 30, 2023, the income tax benefit recorded was largely driven by applying the Company's forecasted negative tax rate to the current period pre-tax book income. The Company projects to recognize the remaining tax liability in the fourth quarter of 2023. The Company reported no income tax provision for the nine months ended September 30, 2022.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have incurred significant net losses. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $185.4 million and $188.3 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future as we further our platform development and advance the preclinical and, if successful, the clinical development of our programs. Since our inception, we have raised over $650 million of gross proceeds from sales of stock to leading biotechnology investors and from the Vertex Agreement. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $353.6 million.
In September 2023, we entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC (Cowen) under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $150.0 million, in a series of one or more ATM equity offerings (the “2023 ATM Program”). Cowen is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the Sales Agreement, shares will be sold pursuant to our shelf registration statement on Form S-3 (File No. 333-268099) filed with the SEC on November 1, 2022, including the base prospectus contained therein, as declared effective by the SEC on November 7, 2022. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. As of September 30, 2023, we have not sold any shares of common stock under the ATM program.

Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by / (used in) operating activities	$143,816	$(66,482)
Net cash used in investing activities	(157,438)	(167,442)
Net cash provided by financing activities	20,347	121
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,725	(233,803)
Operating Activities
For the nine months ended September 30, 2023, net cash provided by operating activities was $143.8 million driven by our net income of $2.9 million, net cash provided by changes in our operating assets and liabilities of $133.4 million primarily resulting from the upfront payment received in connection with the Vertex Agreement, and non-cash items, primarily included stock-based compensation expense of $9.3 million, depreciation expense of $2.0 million, and accretion of premiums and discounts of $3.8 million.
For the nine months ended September 30, 2022, net cash used in operating activities was $66.5 million, driven by our net loss of $70.0 million, net cash used by changes in our operating assets and liabilities of $5.1 million, and adjustments for non-cash expenses relating to stock-based compensation expense of $7.0 million, depreciation expense of $1.4 million, and amortization of premiums and discounts on marketable securities of $0.2 million.
Investing Activities
Net cash used in investing activities was $157.4 million for the nine months ended September 30, 2023, consisting primarily of $318.7 million in purchases of marketable securities, partially offset by $165.9 million from the maturities of marketable securities, and $4.6 million of purchases of property and equipment.
Net cash used in investing activities was $167.4 million for the nine months ended September 30, 2022, consisting primarily of $222.0 million in purchases of marketable securities, partially offset by $56.7 million from the maturities of marketable securities, and $2.1 million from our purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $20.3 million for the nine months ended September 30, 2023, consisting of $19.4 million in net proceeds from the issuance of 1,618,613 shares in connection with the Vertex Agreement, $0.7 million in proceeds from stock option exercises, and $0.2 million from the issuance of common stock under our employee stock purchase plan.
Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2022, consisting of $0.1 million of stock option exercises.
Future Funding Requirements
We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. In addition, we expect to incur additional costs associated with operating as a public company. Our operating expenses and future funding requirements are expected to increase substantially as we continue to advance our portfolio of programs. We believe that our cash, cash equivalents and marketable securities as of September 30, 2023, together with ongoing research support and the anticipated achievement of certain milestones under the Vertex Agreement will be sufficient to extend our cash runway through 2025, supporting the Company's expansion and continued development of EEV therapeutic candidates targeting Duchenne muscular dystrophy and advance EEV-therapeutic candidates in indications beyond neuromuscular disease. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments
Lease Commitments
During the nine months ended September 30, 2023, other than the commencement of our IDB Lease and the amendment of our lease agreement for office space at 6 Tide Street, there were no material changes to our lease commitments from those described in Note 11, Leases, of our financial statements in our Annual Report. For additional information regarding our leased facilities, refer to Note 12, Leases, to our condensed consolidated financial statements in this Quarterly Report.
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
We have also entered into license agreements under which we are obligated to make certain payments. During the nine months ended September 30, 2023, there were no material changes to our commitments and consistencies related to our license agreements from those described in “Business—Intellectual property— License agreement with The Ohio State University” and Note 10, Commitments and Contingencies, to our financial statements in our Annual Report, with the exception of the sublicense fee that we paid OSIF upon entering into the Sublicense Agreement with Vertex. For additional information regarding our license agreements, refer to Note 11, Commitments and Contingencies, to our condensed consolidated financial statements in this Quarterly Report.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2023, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.
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
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a biopharmaceutical company with a limited operating history upon which our stockholders can evaluate our business and prospects. Most of our development programs, with the exception of ENTR-601-44, but including ENTR-601-45, ENTR-601-50, and our partnered candidate ENTR-701, are in preclinical development or in the drug discovery stage. We commenced operations in 2016, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing our proprietary, highly versatile and modular Endosomal Escape Vehicle (EEV) platform (EEV Platform), identifying EEV therapeutic candidates, establishing our intellectual property portfolio and conducting research and preclinical studies. Our approach to the discovery and development of therapeutic candidates based on our EEV Platform is unproven, and we do not know whether we will be able to conduct clinical studies on any of our therapeutic candidates beyond ENTR-601-44, develop any therapeutic candidates that succeed in clinical development or produce products of commercial value. As an organization, we have not yet completed any clinical trials, obtained regulatory approvals, manufactured a clinical- or commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any significant revenue from product sales. We have incurred significant net losses since inception. As of September 30, 2023, we had an accumulated deficit of $185.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our therapeutic candidates, identifying lead therapeutic candidates, discovering additional therapeutic candidates, conducting preclinical studies prior to submitting an Investigational new Drug (IND) application, obtaining clearance for INDs, obtaining regulatory approval for these therapeutic candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may not succeed in completing necessary activities and regulatory approvals necessary to bring a product to market and, even if we do, may never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our therapeutic candidates or even continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.
Our limited operating history may make it difficult to evaluate our technology and industry and predict our future performance. Though several groups have conducted or are conducting studies involving the intracellular delivery of therapeutic molecules, the relevance of those studies to the evaluation of therapeutic candidates developed using our EEV Platform may be difficult to ascertain. Our short history as an operating company and novel therapeutic approach make any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by earlier stage companies in rapidly evolving fields. Failure to address these risks successfully will cause our business to suffer. Similarly, we expect that our financial condition and operating results will fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. As a result, our stockholders should not rely upon the results of any quarterly or annual period as an indicator of future operating performance.
In addition, as an early clinical-stage company, we have encountered unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances. As we advance our EEV therapeutic candidates, we will need to continue our transition from a company with a research focus to a company supporting clinical development and if successful, capable of supporting commercial activities. We may not continue to be successful in our transition.
We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.
The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, continue to initiate clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Failing to raise capital when needed or on attractive terms could force us to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
We believe that our cash, cash equivalents and marketable securities as of September 30, 2023, together with ongoing research support and the anticipated achievement of certain milestones under the Vertex Agreement will be sufficient to extend our cash runway through 2025, supporting the Company's expansion and continued development of EEV therapeutic candidates targeting Duchenne muscular dystrophy and advance EEV-therapeutic candidates in indications beyond neuromuscular disease. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in September 2023, we entered into a sales agreement (the Sales Agreement) with Cowen and Company, LLC acting as our agent and/or principal (the Sales Agent), with respect to an "at the market offering"

program under which we may offer and sell, from time to time, at our sole discretion, shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. However, there can be no assurance that the Sales Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our therapeutic candidates. Our future capital requirements will depend on many factors, including, but not limited to:
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
•the timing and outcomes of preclinical studies and clinical trials for ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate ENTR-701 and any therapeutic candidates from our discovery programs, or competing therapeutic candidates;
•the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•competition from existing and potential future products that compete with ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate ENTR-701 or any of our discovery programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•any delays in regulatory review or approval of ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate ENTR-701 or therapeutic candidates from any of our discovery programs;
•the level of demand for any of our therapeutic candidates, if approved, which may fluctuate significantly and be difficult to predict;
•the risk/benefit profile, cost and reimbursement policies with respect to our therapeutic candidates, if approved, and existing and potential future products that compete with ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate ENTR-701 or any of our discovery programs;
•our or our partners' ability to commercialize ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate ENTR-701 or therapeutic candidates from any of our discovery programs, if approved, inside and outside of the U.S., either independently or working with third parties;
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
Risks Related to the Discovery, Development and Regulatory Approval of Our Therapeutic Candidates

We are early in our development efforts and as a result it will be years before we commercialize a therapeutic candidate, if ever. If we are unable to identify and advance therapeutic candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.
We are early in our development efforts and all our development programs, including our lead therapeutic candidates ENTR-601-44, ENTR-601-45, ENTR-601-50, and our partnered candidate ENTR-701, are in the preclinical or drug discovery stage. We have invested substantially all of our research efforts to date in developing our EEV Platform, identifying potential therapeutic candidates and conducting preclinical studies. As an organization, we have never completed any clinical trials or submitted an application for regulatory approval, and we may be unable to do so for our therapeutic candidates. Our IND for ENTR-601-44 has not yet been allowed to proceed in the United States, and we have not completed IND-enabling studies for our other candidates. We, or our partner as applicable, will need to complete these steps to support the progression of ENTR-601-44, ENTR-601-45, ENTR-601-50, and ENTR-701 into and through clinical studies. In addition, we have a development portfolio of programs that are in earlier stages of development and have not yet initiated or completed IND-enabling studies. We may never advance any therapeutic candidates through IND-enabling studies and receive authorization from the FDA, to proceed under an IND prior to initiating their clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our therapeutic candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
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
•positive results from our current and future clinical trials that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended populations;
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
The FDA has placed the IND application for ENTR-601-44 for the potential treatment of Duchenne muscular dystrophy on clinical hold. Should our response to the clinical hold in the United States not be satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all.
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
Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead EEV therapeutic candidates, ENTR-601-44, ENTR-601-45, ENTR-601-50 and our partnered candidate ENTR-701. Delay or failure to advance programs or modalities, including ENTR-601-44, ENTR-601-45, ENTR-601-50 and ENTR-701 could adversely impact our business.
Using our platform, we are developing product features for medicines based on EEVs. Over time, our platform work led to commonalities, where a specific combination of EEV technologies, delivery technologies, and manufacturing processes generated a set of product features shared by multiple programs, for example, oligonucleotide-, enzyme-, and antibody-conjugated EEVs. This is what we call a “modality.” We are utilizing early programs in a modality, such as ENTR-601-44 for oligonucleotide-conjugated EEVs, to understand the technology risks within the modality, including manufacturing and pharmaceutical properties. Our lead therapeutic candidate, ENTR-601-44, is being developed to address Duchenne muscular dystrophy (DMD) and we are highly dependent on the success of the future clinical trials of ENTR-601-44, the outcomes of which are uncertain, to further develop ENTR-601-45, our lead therapeutic candidate for patients with DMD with exon 45 skipping amenable mutations as well as ENTR-601-50, our therapeutic candidate for patients with DMD who are exon 50 skipping amenable. Because ENTR-601-44 is our first EEV therapeutic candidate, if ENTR-601-44 encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, the value of our EEV Platform, including our other therapeutic candidates such as ENTR-601-45, ENTR-601-50, and our partnered candidate ENTR-701, could be greatly diminished and our development plans and business would be significantly harmed.
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
Using EEV technology to develop therapeutic candidates is a new therapeutic approach and no products based on EEVs have been approved to date in the United States or the rest of the world. As such, it is difficult to accurately predict the developmental challenges we may face for our EEV therapeutic candidates as they proceed through development. In addition, because we have not yet completed any clinical trials with our EEV therapeutic candidates, we have not yet been able to assess safety in humans and there may be short-term or long-term effects from treatment with any therapeutic candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of therapeutic candidate development and we cannot predict whether our EEV Platform, or any similar or competitive intracellular delivery technologies, will enable the identification, development and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our EEV Platform or any of our research programs will not cause significant delays or unanticipated costs or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any therapeutic candidates we may develop on a timely or profitable basis, if at all.
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
Preclinical and clinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies are not necessarily predictive of the results of later preclinical studies and any clinical trials of our therapeutic candidates. We have not yet completed the testing of any of our therapeutic candidates in clinical trials and our therapeutic candidates may not have favorable results in clinical trials or receive regulatory approval on a timely basis, if at all.
Preclinical and clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any preclinical studies or clinical trials will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. Any positive results from our preclinical studies of our EEV therapeutic candidates may not necessarily be predictive of the results in later preclinical studies and clinical trials. Similarly, even if we are able to complete our current or planned preclinical studies or clinical trials of our therapeutic candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials may not be replicated in our subsequent preclinical studies or later-stage clinical trials. Despite promising preclinical or clinical results, any therapeutic candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for therapeutic candidates in our industry is high.
The results from preclinical studies or clinical trials of a therapeutic candidate may not predict the results of later clinical trials of the therapeutic candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate ENTR-701 and other potential therapeutic candidates, we do not know whether ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-701 or the other potential therapeutic candidates will perform in future clinical trials as they have performed in these prior studies. The positive results we have observed for our therapeutic candidates in early, non-GLP preclinical studies and animal models may not be predictive of our future clinical trials in humans. Furthermore, for some indications that we are pursuing there are no animal models that adequately mirror the human disease to predict any level of positive results. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many therapeutic candidates fail in clinical trials despite very promising early results. Unexpected observations or toxicities observed in our IND-enabling studies for example, could delay clinical trials for ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-701 or our other development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and companies that have believed their therapeutic candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA approval. Additionally, we may conduct clinical trials that utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational therapeutic candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational therapeutic candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our therapeutic candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.
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
Substantial delays in the commencement of our planned clinical trials or the enrollment or completion of our current or planned clinical trials, or failure to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities could prevent us from commercializing any therapeutic candidates we determine to develop on a timely basis, if at all.
The risk of failure in developing therapeutic candidates is high. It is impossible to predict when or if any therapeutic candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any therapeutic candidate, we must complete preclinical development, submit an IND or foreign equivalent to permit initiation of clinical studies, and then conduct extensive clinical trials to demonstrate the safety and efficacy of therapeutic candidates in humans. As an organization, we submitted an IND for ENTR-601-44 in the fourth quarter of 2022, which was subsequently placed on clinical hold. We are advancing this program in a single ascending dose clinical trial in healthy volunteers in the United Kingdom and on September 21, 2023, announced that the first participant has been dosed in our Phase 1 clinical trial. In parallel we are committed to resolving the clinical hold in the United States and expect to provide an update in the fourth quarter of 2023. We plan to advance ENTR-601-45, our EEV therapeutic candidate targeting exon 45, to CTA/IND submission in the fourth quarter of 2024 and ENTR-601-50 to CTA/IND submission in 2025. We have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an IND, NDA or BLA or other comparable foreign regulatory submission for any therapeutic candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate ENTR-701 or any other therapeutic candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our therapeutic candidates. Clinical trials may fail to demonstrate that our therapeutic candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.
Before we can commence clinical trials for a therapeutic candidate, we must complete extensive preclinical testing and studies that support our INDs and other regulatory filings. We cannot be certain of the timely identification of a therapeutic candidate or the completion or outcome of our preclinical testing and studies and cannot predict whether the FDA will accept our proposed clinical programs or whether the outcome of our preclinical testing and studies will ultimately support the further development of any therapeutic candidates. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. As a result, we cannot be sure that we will be able to submit INDs for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs will result in the FDA allowing clinical trials to begin. For example, the FDA has placed the IND application for ENTR-601-44 for the potential treatment of Duchenne muscular dystrophy on clinical hold and requested that we gather and submit additional information regarding ENTR-601-44. We are actively working to resolve the clinical hold in the United States as quickly as possible and expect to provide an update in the fourth quarter of 2023. Should our response to the clinical hold in the United States not be satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all. In addition, given the extraordinary unmet need, we initiated a healthy volunteer trial in the United Kingdom and on September 21, 2023, announced that the first participant has been dosed in our Phase 1 clinical trial evaluating ENTR-601-44 for the potential treatment of individuals with DMD who are exon 44 skipping amenable.. However, if our efforts in the United States and elsewhere are not successful, we may not be able to complete a clinical development program that enables the approval and marketing of ENTR-601-44 as planned, or at all.

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
After initiating a clinical trial, we could also encounter delays if the clinical trial is suspended, placed on clinical hold or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or other regulatory authorities or recommended for suspension or termination by the Data Safety Monitoring Board (DSMB) for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our therapeutic candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from preclinical studies, clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their therapeutic candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory approval.
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
Although other oligonucleotide therapeutics, enzyme replacement therapies and gene therapies have received regulatory approval, our EEV-based therapeutics are a novel approach to the delivery of biological therapeutics, which may present enhanced uncertainty associated with the safety profile of ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate ENTR-701 and other EEV-based therapeutics compared to more well-established classes of therapies. Moreover, it is impossible to predict when or if any therapeutic candidates we may develop will prove safe in humans. As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our therapeutic candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our proprietary EEV Platform, which leverages a novel and unproven approach. While we have observed favorable preclinical study results based on our EEV Platform, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any therapeutic candidates in clinical trials or in obtaining marketing approval thereafter. Our lead therapeutic candidates, with the exception of ENTR-601-44, but including ENTR-601-45, ENTR-601-50, and our partnered candidate ENTR-701 are in preclinical development. Our research methodology and novel approach to intracellular therapeutics may be unsuccessful in identifying additional therapeutic candidates, and any therapeutic candidates based on our EEV Platform may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the therapeutic candidates unmarketable or unlikely to receive marketing approval. Further, because all of our therapeutic candidates and development programs are based on our EEV Platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.
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
At any time and for any reason, we may determine that one or more of our discovery programs or preclinical or clinical therapeutic candidates or programs does not have sufficient potential to warrant the allocation of resources toward such program or therapeutic candidate. Accordingly, we may choose not to develop a potential therapeutic candidate or elect to suspend, deprioritize or terminate one or more of our discovery programs or preclinical or clinical therapeutic candidates or programs. Suspending, deprioritizing or terminating a program or therapeutic candidate in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or therapeutic candidates. For example, in 2020, we made the strategic decision to focus the majority of our immediate efforts on EEV-oligonucleotide opportunities while pausing development on an existing program, ENTR-501 which is an EEV-conjugated protein designed to treat patients with a rare disease known as mitochondrial neurogastrointestinal encephalomyopathy (MNGIE). We have since partnered with an organization that has the resources and expertise to continue the development of ENTR-501. We continue to believe that the program will have an important role to play in the future treatment of patients with MNGIE.
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
We will need to increase our insurance coverage if we continue to commence clinical trials or if we commence commercialization of any therapeutic candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If and when coverage is secured, our insurance policies may also have various exclusions and we may be subject to a product liability claim for which we have no coverage. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise. If a successful clinical trial or product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.
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
Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for therapeutic candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our CTA/IND-enabling studies and clinical trials are conducted in accordance with the study plan and protocols. Moreover, the FDA and similar foreign regulatory bodies require us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on government-sponsored databases, such as clinicaltrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure our stockholders that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under conditions that comply with GMPs. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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
For example, we will have limited influence and control over the development and commercialization activities of Vertex in the development and commercialization of ENTR-701 or certain other product candidates. Vertex’s development and commercialization activities may adversely impact our own efforts. Failure by Vertex to meet its obligations under the Vertex Agreement, to apply sufficient efforts at developing and commercializing collaboration products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations. In addition, to the extent we rely on Vertex to commercialize any products upon obtaining regulatory approval, we may receive less revenues than if we commercialized these products ourselves, which could materially harm our prospects.
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
Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. (PTC). In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are PMOs approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc. (Sarepta), and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP-5051, a peptide-linked PMO currently being evaluated following a Phase 2 clinical trial for patients amenable to exon 51 skipping. Sarepta has other exon targets in various stages of discovery and preclinical development for exon skipping amenable populations 53, 45, 50, 52 and 44, Nippon Shinyaku Co. Ltd., which recently announced FDA clearance to initiate a phase 2 study for patients amenable to exon 44 skipping, Avidity Biosciences, Inc. (Avidity), which announced the initiation of its Phase 1/2 clinical trial with antibody oligonucleotide conjugates for exon 44 (AOC-1044), and has similar programs for patients amenable to exon 45 skipping, and additional undisclosed programs in preclinical development, Wave Life Sciences Ltd., which is clinically evaluating WVE-N531, a splicing clinical candidate that is designed to target exon 53 within the dystrophin gene and has additional undisclosed candidates in preclinical development, Dyne Therapeutics, Inc. (Dyne), which is pursuing antibody fragment-oligonucleotide conjugates for exons 44, 45, 51 (clinical candidate DYNE-251), and 53 as well as additional undisclosed candidates, PepGen, Inc. with PGN-EDO51, a clinical candidate designed to address exon 51, along with discovery programs targeting exons 53, 44, and 45, LocanaBio which is in preclinical development with LBIO115 using U7 snRNAs packaged in scAAV9 to address exon 51 skipping amenable patients, and BioMarin Pharmaceutical Inc., which is in preclinical development with BMN 351, an antisense oligonucleotide therapy for exon 51. In addition, several companies are developing gene therapies to treat DMD, including Pfizer Inc. (PF-06939926), Sarepta (SRP-9001 which recently received accelerated approval for the treatment of 4-5 year old ambulatory patients and Galgt2 gene therapy program), Solid Biosciences Inc. (SGT-003), and REGENXBIO (RGX-202). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.
We expect to face competition from existing products and products in development for each of our wholly owned and partnered therapeutic candidates. There are currently no approved therapies to treat the underlying cause of DM1. Therapeutic candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; AOC-1001, an antibody linked siRNA in clinical development by Avidity; DYNE-101, an antibody fragment conjugated to an ASO targeting DM1 protein kinase knockdown in clinical development by Dyne; EDODM1, a linear peptide conjugated to a PMO targeting CUG repeats in clinical development by PepGen, Inc., a small molecule targeting GTG repeats in preclinical development by Design Therapeutics, Inc.; gene editing treatments in preclinical development by Vertex; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; and small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.
The only currently-approved therapies for Pompe disease are alglucosidase alfa (Lumizyme in the United States, Myozyme in other geographies) and avalglucosidase alfa-ngpt (Nexviazyme in the United States), and cipaglucosidase alfa-atga + miglustat (Pombiliti) from Amicus Therapeutics Inc. (Amicus) which are both forms of ERT delivered via IV infusions. There are four gene therapies in the early stages of clinical development from Astellas Pharma Inc., Bayer AG, Roche Holding AG and Lacerta Therapeutics, Inc. There are five gene therapies in preclinical development from AVROBIO, Inc., Amicus, and Selecta Biosciences, Inc.. There is one GYS1 inhibitor in Phase 2 development from Maze Therapeutics Inc. (now licensed to Sanofi, pending deal close) and Aro Biotherapeutics announced the start of their first in human study with a therapy targeting GYS1 inhibition in the fourth quarter of 2023.
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
As of September 30, 2023, we had 150 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.
Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate ENTR-701 or any future therapeutic candidates. We cannot assure our stockholders that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we or our partners may not be able to obtain marketing approval of ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-701 or any future therapeutic candidates or otherwise advance our business. We cannot assure our stockholders that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.
If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate ENTR-701, our other development portfolio therapeutic candidates or any future therapeutic candidates and, accordingly, may not achieve our research, development and commercialization goals.
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
The Inflation Reduction Act of 2022 (the IRA) includes several provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. In August 2023, HHS selected the first 10 drugs to be subject to the Medicare drug price negotiation program, the implementation of which is currently subject to ongoing litigation challenging the constitutionality of the IRA's Medicare drug price negotiation program. The effect of the IRA on our business and the healthcare industry in general is not yet known.
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
Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, third-party CROs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party CROs, vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party CROs, vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate ENTR-701 or any future therapeutic candidates could be delayed. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the information technology systems of our third-party CROs, vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.
Our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party CROs, vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our therapeutic candidates could be delayed. In addition, the loss of clinical trial data for ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate ENTR-701 or any other therapeutic candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
A pandemic, epidemic or outbreak of an infectious disease may materially and adversely affect our business and could cause a disruption to the development of our therapeutic candidates.
Public health crises could adversely impact the global economy and financial markets, and put a significant strain on healthcare resources. Worldwide pandemics may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects.
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
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future. For example, under Section 174 of the Internal Revenue Code of 1986, as amended (the Code), in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. For example, under Section 174 of the Code, in taxable year beginning after December 31, 2023, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow.
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
A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Furthermore, in addition to comprehensive privacy laws, certain states have enacted laws to focus on particular more limited privacy laws. For example, the state of Washington has passed a law to protect medical and health information not subject to HIPPA and a small number of states have passed laws that regulate biometric information.The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.
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
•general economic, political, industry and market conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war (such as the ongoing conflict between Russia and Ukraine and the conflict in the Middle East) or terrorism; and
•other events or factors, many of which are beyond our control.
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

Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Our business could also be impacted by volatility caused by geopolitical events, such as the ongoing conflicts in Ukraine and the Middle East. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.
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
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 71.2% of our outstanding voting stock as of September 30, 2023. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended September 30, 2023 that were not registered under the Securities Act of 1933, as amended (the Securities Act).
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
Date: November 7, 2023

ENTRADA THERAPEUTICS, INC.

By:	/s/ Dipal Doshi
Name:	Dipal Doshi
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kory Wentworth
Name:	Kory Wentworth
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)