Form 10-K
period 2023-12-31
Entrada Therapeutics, Inc.
filed 2024-03-13
CIK 1689375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of registrant’s common equity held by non-affiliates of registrant on June 30, 2023 was approximately $431.2 million based upon the closing sale price of the common stock as reported on The Nasdaq Global Market as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 6, 2024, the registrant had 33,601,103 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

From time to time, we may use our website or our LinkedIn profile at www.linkedin.com/company/entradatx to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors Relations section of our website, available at www.entradatx.com. Investors are encouraged to review the Investors Relations section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website or our LinkedIn page is not incorporated into, and does not form a part of, this Annual Report on Form 10-K.

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
•the period over which we estimate our cash, cash equivalents and marketable securities as of December 31, 2023, together with ongoing research support and the anticipated achievement of certain milestones under the Vertex Agreement will be sufficient to fund our future operating expenses and capital expenditure requirements;
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
•Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead Endosomal Escape Vehicle (EEV) therapeutic candidates, ENTR-601-44, ENTR-601-45, ENTR-601-50 and our partnered candidate VX-670. Delay or failure to advance programs or modalities, including ENTR-601-44, ENTR-601-45, ENTR-601-50 and VX-670 could adversely impact our business.
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

PART I
Item 1. Business
Overview
We are a clinical-stage biopharmaceutical company aiming to transform the lives of patients by establishing a new class of medicines which engage intracellular targets that have long been considered inaccessible. The Company’s Endosomal Escape Vehicle (EEV™)-therapeutics are designed to enable the efficient delivery of a wide range of therapeutics into a variety of organs and tissues, resulting in an improved therapeutic index. Through our proprietary, highly versatile and modular EEV platform (EEV Platform), we are building a robust development portfolio of therapeutic candidates. Our first two drug candidates, ENTR-601-44 and VX-670 (previously referred to as ENTR-701), are in clinical trials, and we expect to initiate additional regulatory filings by the end of 2024. We believe that the potential success of our early programs can translate into the efficient development of additional EEV therapeutic candidates and allow us to build portfolios in neuromuscular disease and beyond.
Lead Neuromuscular Programs
We are initially focused on the development of EEV therapeutics for rare neuromuscular diseases, starting with Duchenne muscular dystrophy (Duchenne or DMD). DMD is caused by genetic mutations that prevent the creation of functional dystrophin, a protein required to maintain the structural integrity of muscle cells. In our neuromuscular disease programs, we link EEVs to small strands of nucleic acids called oligonucleotides, including phosphorodiamidate morpholino oligomers (PMOs). We are developing EEV-PMOs that promote the skipping of these mutations associated with DMD. We believe that our EEV-PMO exon-skipping therapy will enable the production of functional dystrophin to slow, stop or even reverse disease progression. Our most advanced therapeutic candidate, ENTR-601-44, is being developed for patients with DMD that are exon 44 skipping amenable. On July 24, 2023, Entrada received authorization from the United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA) and Research Ethics Committee (REC) for its CTIMP (Clinical Trial of an Investigational Medicinal Product) for its Phase 1 clinical trial in healthy volunteers, ENTR-601-44-101. On March 13, 2024, we announced that the first, second and third cohorts of participants had been successfully dosed and we expect to report data from the Phase 1 clinical trial in the second half of 2024. On December 19, 2022, we announced that we received a clinical hold notice from the FDA regarding the IND application for ENTR-601-44. The FDA has requested that we continue to gather and submit additional information regarding ENTR-601-44 and we are actively working to resolve the clinical hold in the United States.

In 2023 we also announced the selection of additional clinical candidates within our Duchenne franchise ENTR-601-45 and ENTR-601-50. We plan to submit Phase 2 enabling regulatory applications for ENTR-601-44 and ENTR-601-45 in the fourth quarter of 2024, and for ENTR-601-50 in 2025.

Duchenne Muscular Dystrophy Franchise Summary
•ENTR-601-44: Phase 1 clinical trials are ongoing with clinical data expected H2 2024 and Phase 2 regulatory submissions expected in Q4 2024
•ENTR-601-45: Expect to submit Clinical Trial Application (CTA)/IND Q4 2024
•ENTR-601-50: Expect to submit CTA/IND in 2025
•Exon 51: Candidate selection expected in 2024
We are also supporting the development of a program for patients with DM1 as part of our collaboration with Vertex Pharmaceuticals Incorporated (Vertex). Patients with DM1 carry extra cytosine-uracil-guanine (CUG) triplet repeats that result in misprocessing of several proteins and multisystemic clinical manifestations. VX-670 for DM1 is designed to block the triplet repeats in the messenger RNA (mRNA) that sequesters these critical proteins and restore muscle function. We and Vertex entered into a Strategic Collaboration and License Agreement, which was amended in October 2023, (the Vertex Agreement) pursuant to which the Company granted Vertex an exclusive worldwide license to research, develop, manufacture, and commercialize VX-670 as well as any additional EEV-based therapeutic candidates that may be identified by the Company for the potential treatment of DM1 in the course of the parties’ four-year global research collaboration. On January 7, 2024, Vertex announced authorization from the MHRA of a clinical trial application for VX-670 for patients with DM1 and initiation of a Phase 1/2 clinical trial in patients with DM1 in Canada. Vertex also noted that it submitted an IND application and that the FDA requested additional information, which resulted in a clinical hold. Vertex is working to address the FDA's comments in order to initiate the study in the U.S.

Platform and Pipeline
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
•Translatability, as the mechanisms of cell entry and endosomal escape are thought to be conserved across species.
•A simple and scalable construct designed to translate from preclinical to clinical development as our lead EEV has been manufactured efficiently at both clinical and commercial scale.
We are engaged in preclinical lead optimization efforts in both neuromuscular and non-neuromuscular disease and discovery efforts to advance platform applications including through novel moiety and delivery modality combinations.

Neuromuscular Diseases
In neuromuscular disease, we are initially focused on the development of disease-modifying treatments for DMD. DMD is a monogenic X-linked disease caused by mutations in the DMD gene, which encodes for the protein dystrophin. We estimate that DMD occurs in approximately one in every 3,500 to 5,000 live male births and that the patient population is approximately 30,000 patients in the aggregate in the United States and Europe. Approximately 80% of patients have mutations amenable to exon skipping in the nucleus. We are developing therapeutic candidates to address the genetic basis, at the exon-specific level, of DMD. EEV oligonucleotides are designed to promote the skipping of exon mutations associated with DMD, enabling muscle cells to create a functional dystrophin at a level that we believe may slow, stop or even reverse DMD progression. Our most advanced programs include ENTR-601-44, for the 7.6% of patients with DMD that are exon 44 skipping amenable, ENTR-601-45 for the 8.1% of DMD patients who are exon 45 skipping amenable and ENTR-601-50 for the 3.8% of patients with DMD that are exon 50 skipping amenable. We believe there is robust preclinical data that supports the development of these programs. In our preclinical studies, we have observed substantial exon skipping and dystrophin production in patient derived cells and significant levels of exon skipping in humanized DMD mice and NHPs. This exon skipping was durable 12 weeks after a single dose and has been shown to accumulate after multiple doses, despite rapid clearance from serum. We have shown an ability to optimize the PMO conjugate and deliver a multi-fold improvement in exon skipping over a commercially available sequence, even when that sequence is conjugated to an EEV. Our preclinical studies have also demonstrated reductions in serum creatine kinase (CK), which is a commonly-used biomarker of muscle breakdown, to wild-type levels. Correction of CK is believed to be a strong indicator of pharmacodynamic activity throughout the body and has been described in medical literature as a marker of muscle integrity. We have observed corresponding and significant improvements in functional outcomes as measured in the D2-mdx mouse. In particular, we have observed meaningful tissue uptake and exon skipping, ranging from approximately 60% to over 95% depending on the tissue, in the D2-mdx mouse. We have demonstrated that repeat dosing allows for a halving of the single dose administered in the D2-mdx mouse while maintaining exon skipping efficacy. We have seen increases in both exon skipping and dystrophin production in skeletal and cardiac muscle after multiple doses even allowing for a six week washout between doses, and close to 100% dystrophin positive fibers after only the second dose. In EEV-PMO treated tissues we observed substantial restoration of both dystrophin and alpha sarcoglycan. In striated muscle, sarcoglycans interact with dystrophin and other dystrophin-associated proteins to form the dystrophin-associated glycoprotein complex which protects the sarcolemma from contraction-induced injury.

On July 24, 2023, we received authorization from the MHRA for our Phase 1 clinical trial in healthy volunteers, ENTR-601-44-101. The Phase 1 clinical trial's primary objective is to evaluate the safety and tolerability of a single dose of ENTR-601-44 in healthy volunteers, with a target enrollment of approximately 40 participants. The trial will also evaluate pharmacokinetics and target engagement as measured by exon skipping in the skeletal muscle, bearing the Company's recent in vitro data showed that exon skipping was approximately 10-40x higher in dystrophic muscle compared to healthy muscle, suggesting that data from healthy normal volunteers may substantially underestimate potential potency. On March 13, 2024, we announced that the first, second and third cohorts of participants had been successfully dosed and we expect to report data from the Phase 1 clinical trial in the second half of 2024. The data from this trial will inform our global clinical development strategy, and if favorable, support regulatory filings to open a global multiple ascending dose (MAD) Phase 2 trial in the fourth quarter of 2024. It is expected that countries will be included in the trial on a rolling basis, as dependent on discussions with individual regulators.

On January 9, 2023, we announced the selection of a second clinical candidate within our Duchenne franchise, ENTR-601-45, for the potential treatment of people living with DMD who are exon 45 skipping amenable. We plan to submit a CTA/IND application for ENTR-601-45 in the fourth quarter of 2024.

On November 7, 2023, we announced the selection of a third clinical candidate within our Duchenne franchise, ENTR-601-50, for the potential treatment of people living with DMD who are exon 50 skipping amenable. The selection of ENTR-601-50 is based on in vivo preclinical data that demonstrated robust exon 50 skipping across cardiac and skeletal muscle groups. We plan to submit a CTA/IND application for ENTR-601-50 in 2025.
Beyond exploring exon 44, exon 45 and exon 50 skipping amenable candidates, we have also launched research efforts to develop EEV-PMO for exon 51 skipping amenable populations. The exon 51 skipping amenable population is the largest single Duchenne sub-population, representing approximately 14% of patients. Our goal is to identify a therapeutic candidate for exon 51 skipping amenable patients in 2024.
We are supporting the development of VX-670, in partnership with Vertex for patients with DM1. DM1 is a rare disease caused by a mutation driven alteration of normal RNA structure manifesting as an increase in the number of CTG triplet repeats found in the 3’ non-coding region of the DM1 protein kinase (DMPK) gene. The resulting transcripts, which contain an expanded CUG tract, aggregate in discrete foci in the nuclei of DM patient cells. The excessive number of CUG repeats impart toxic activity, referred to as a toxic gain-of-function. Multiple key proteins are misprocessed, and this contributes to the multi-systemic nature of the disease, which includes generalized limb weakness, respiratory muscle impairment, cardiac abnormalities, fatigue, gastrointestinal complications, cataracts, incontinence and excessive daytime sleepiness. DM1 is commonly estimated to affect approximately 110,000 people in the United States and Europe. VX-670 is intended to address the underlying cause of the disease by targeting the extra CUG triplet repeats responsible for the downstream misprocessing of proteins important to cell growth, metabolism and function. VX-670 is designed to block the triplet repeats and correct the mis-splicing and aberrant expression of downstream transcripts in order to restore tissue function. Our preclinical studies have resulted in in vitro and in vivo data where we have observed splicing correction across multiple transcripts, durable DMPK mRNA knockdown, reduction of foci, rapid phenotypic correction, and tolerability in murine models of DM1 which exhibit expanded CTG and CUG repeats.

On January 7, 2024 Vertex announced authorization from the MHRA of a clinical trial application for VX-670 for patients with DM1 and initiation of a Phase 1/2 clinical trial in patients with DM1 in Canada and that it will initiate the study in the UK in the near-term. Vertex also noted that they submitted an IND application to the FDA for VX-670. The FDA requested additional information, which resulted in a clinical hold. Vertex is working to address the FDA's comments in order to initiate the study in the U.S.

Under the terms of the Vertex Agreement, we received $250 million from the Vertex Agreement comprised of an upfront payment of $223.7 million and an equity investment of $26.3 million in our common stock at $16.26 per share. We are eligible to receive up to $485 million for the successful achievement of certain research, development, regulatory and commercial milestones, and tiered royalties on potential future net sales for any products that may result from this collaboration. In October 2023, we disclosed achievement of a milestone pursuant to the Vertex Agreement related to preclinical IND-enabling GLP toxicology studies of VX-670 that triggered a $17.5 million milestone payment.

The Vertex Agreement includes a four-year global research collaboration whereby Entrada will continue to advance and receive payments for certain research activities related to VX-670, as well as additional DM1-related research activities. Vertex will be responsible for global development, manufacturing and commercialization of VX-670 and any additional programs stemming from Entrada’s DM1 research efforts.
We believe our EEV Platform has broad applicability across multiple neuromuscular diseases. In addition to DMD and DM1, we are leveraging this platform to explore EEV-associated oligonucleotides for the potential treatment of Pompe disease. Pompe disease is a rare, autosomal recessive lysosomal storage disease caused by a mutation in the gene that encodes for glucosidase alpha acid (GAA), which results in an absence or deficiency of GAA protein that is essential to the breakdown of complex sugar, glycogen. Excess glycogen in the muscle cell leads to tissue damage and loss of function. Pompe disease is commonly estimated to affect between 5,000 and 10,000 patients in the aggregate in the United States and Europe; however, the advent of newborn screening suggests the disease is underdiagnosed. Our Pompe disease program focuses on the development of a potentially disease-modifying treatment by targeting and degrading both the mRNA-encoding glycogen synthetase 1 (GYS1) protein required for the synthesis of glycogen which powers in muscle cells and by enhancing the body's ability to degrade glycogen directly. Our preclinical data has shown superior and dose-dependent EEV-PMO knockdown of GYS1 gene expression (approximately 95%) and protein production in skeletal and cardiac muscles versus PMO alone. Further, protein level reductions were durable to eight weeks post IV dose of 13.5 mg/kg EEV-PMO. Preclinical development is ongoing.
Beyond Neuromuscular Disease
Ocular Disease

High unmet need continues to exist across a wide range of ocular diseases including macular dystrophies, photoreceptor diseases, optic neuropathies, among others. Many of these are of genetic origin and potentially addressable via RNA based therapeutics including exon skipping approaches. Despite the benefits of both local delivery and immune privilege many of these diseases have proven to be difficult to treat, as evidenced by a number of clinical failures. The retina is a complex structure consisting of multiple layers of tissue and a range of different cell types. A consistent challenge for developers has been the distribution and uptake of therapeutic candidates broadly, throughout the various layers and cell types across the retina. We believe our EEV-therapeutics can more effectively engage disease specific targets within these tissue layers opening the door to the development of new therapeutic candidates. As such we have preclinical efforts ongoing with the goal of further elucidating the benefits of EEV conjugation. Our lead ocular program targets an indication which results in blindness and affects several thousand exon skipping amenable patients in the United States alone. There are no approved therapies that address the underlying cause of disease. Lead optimization work on both novel oligonucleotide sequences and fit for purpose EEVs is on-going.
Additional Preclinical Development and Discovery Programs
We are leveraging the modularity of our EEV Platform to develop opportunities as diverse as EEV-lipid nanoparticle (EEV-LNP) enabled CRISPR-Cas delivery for gene editing, EEV-LNP based delivery of mRNA, EEV-antibody and peptide drug conjugates, EEV-therapeutic opportunities for central nervous system (CNS) and peripheral nervous system (PNS) disorders, EEV-antibody oligonucleotide conjugates for enhanced tissue tropism in immunology and oncology, as well as for blood brain barrier carriage, EEV-therapeutics with enhanced distribution in retinal tissue for ocular indications, and novel ERT therapies. We regularly explore strategic opportunities to develop potential therapies for patients with devastating diseases.
Our Strategy
We aim to transform the lives of patients by establishing EEV therapeutics as a new class of medicines and we aim to become the world’s foremost intracellular therapeutics company. To achieve this, the key pillars of our strategy include:
•Rapidly advance EEV-PMO therapeutic candidates into clinical development in patients with neuromuscular disease. Our DMD franchise is comprised of exon-skipping EEV-PMO candidates that aim to restore functional dystrophin production, for which we have initiated our first clinical trial in the United Kingdom.
We have a four-year research and development collaboration with Vertex. A global phase 1/2 trial in DM1 patients has been initiated for the lead program, VX-670, and the teams continue to explore the potential for additional EEV-based therapeutic candidates for the potential treatment of DM1. We believe that potential technical success in DM1, which involves correcting for a toxic gain of function, could be broadly applicable within and beyond neuromuscular diseases. We are leveraging the proceeds received from our partnership to invest heavily in additional DMD and non-neuromuscular candidate identification and development.
•Leverage the modularity of our platform along with our growing capabilities in genetic medicine and protein design to advance a broad development portfolio of therapeutic candidates across multiple devastating diseases. We believe our modular platform and expanded capabilities can enable us to advance therapeutic candidates for the treatment of additional neuromuscular and non-neuromuscular diseases for which the biophysical properties, therapeutic approaches, and development strategies involve regulating gene and protein expression. We are experimenting with combinations of different platform elements to enhance the therapeutic index and half-life of potential candidates and to enable new mechanisms of action.
•Selectively evaluate strategic partnerships to maximize the therapeutic potential of our platform and programs. We aim to improve patients’ lives and plan to enable strategic partnerships with the goal of expanding our therapeutic footprint, and to accelerate the development of certain programs.
Our Team and Culture
Entrada was founded based on exciting science that has the potential to transform the treatment of serious diseases. We are a dedicated team of experts and leaders in both disease biology and therapeutic development, working with urgency to make positive differences in the lives of patients and their families. We have a shared passion for involving patients and caregivers so that we may better understand the patient experience in order to develop therapies that more effectively reflect their perspectives and priorities.
Our management team brings a depth of experience and knowledge base in research, drug discovery and development and commercialization. The team is led by Dipal Doshi, our Chief Executive Officer, who brings over 20 years of leadership experience within life sciences companies; Nathan Dowden, our President and Chief Operating Officer, who has three decades of experience leading corporate strategy, portfolio management, business planning and operations; Natarajan Sethuraman, Ph.D., our Chief Scientific Officer, who is an expert in large molecule therapeutic development and delivery platforms with over 30 years of experience across pharmaceutical and biotechnology companies; Kory Wentworth, our Chief Financial Officer, who has over 20 years of public accounting and global biopharmaceutical experience, and our General Counsel, Jared Cohen Ph.D., J.D., who has 20 years of both external and in-house experience at a range of mature and early stage biopharmaceutical companies. Our leadership team also includes Karla MacDonald, our Chief Corporate Affairs Officer, and Kerry Robert, M.S., our Senior Vice President, People, who has 15 years of experience building leading talent organizations in biotechnology and technology companies. Entrada appointed Kevin Healy, PhD, as Senior Vice President of Regulatory Affairs in February 2024. He has extensive expertise in the development and commercialization of therapies for serious and rare diseases and has led or participated in more than 30 formal meetings with the FDA, EMA, and other global health authorities.

As of March 6, 2024, our organization was comprised of 159 talented individuals with significant experience across discovery, preclinical research, manufacturing, clinical development and operations. We are supported by leading scientific and clinical experts in the fields of peptide chemistry, oligonucleotide and protein optimization, disease specific pathophysiology and clinical development.
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
•Potential across multiple modalities: Our EEV Platform is designed to enable the development of intracellular therapeutic candidates that modulate, inhibit, degrade or replace an intracellular target to correct the underlying disease pathophysiology. In our preclinical studies of EEVs, we observed intracellular uptake of unique therapeutic candidates ranging in size from 1 kDa to 600 kDa, including oligonucleotides, antibodies and larger multimeric proteins. Unlike viral vectors or certain lipids and nanoparticle constructs, EEVs do not appear to be hampered by “packaging limits”. For example, adeno-associated viruses constructs are limited to 5 kb in length, dramatically restricting both the size of genes and complexity of regulatory sequences that can be delivered. Importantly, our preclinical studies support the concept of modularity in that we can use similar EEV structures across the portfolio. EEVs are then further optimized to the specific application of interest. For example, in our preclinical discovery efforts, EEV-modified LNP (EEV-LNP) significantly enhanced the efficiency of mRNA delivery and gene editing compared to unconjugated LNP. Each program advanced contributes to a foundation upon which our development portfolio can continue to expand.

•Potential across tissue types: Our EEV Platform is not limited to a particular tissue type. Because every cell in the human body is surrounded by a phospholipid bilayer, this enables the systemic delivery of potential therapeutic candidates for a wide range of diseases. We have seen potentially clinically relevant uptake of EEV-conjugates across a wide range of organs, tissue and cell types, including skeletal and cardiac muscle, monocytes and macrophages, ocular tissues such as the retina and tissues found in the central and peripheral nervous system. We have also shown in preclinical studies that, if need be, we can target our EEV-conjugated nucleotides by adding tissue-targeting moieties or organelle-targeting sequences, including, for example, nucleus, mitochondria and peroxisome.
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
•Translatability, as the mechanisms of cell entry and endosomal escape are thought to be conserved across species. Acute and chronic toxicology studies in several programs have demonstrated the potential to deliver clinically-relevant doses in multiple animal species with favorable tolerability.
•A simple and scalable construct designed to translate from preclinical to clinical development as EEVs have been manufactured efficiently at both clinical and commercial scale.
•The size of EEVs implies that they are unlikely to be presented on the surface of immune cells, and therefore we believe the risk of immunogenicity may be low and limited to the conjugate of the EEV therapeutic candidate.
Due to these significant advantages associated with the EEV platform, we focused on applying our platform in the following areas:
•Oligonucleotide programs: In our neuromuscular programs, we leverage EEV-enabled oligonucleotides. EEV-ASOs are highly programmable and can upregulate or downregulate gene expression. We are developing a DMD franchise, with our most advanced program ENTR-601-44 progressing in clinical trials. In patients with DMD, there are mutations in or deletions of regions in the genetic code responsible for dystrophin production. These mutations or deletions result in the creation of incomplete RNA sequences, which fail to create functional dystrophin. By using our EEV-PMOs, we have demonstrated in animal models that we can skip mutated sequences, allowing the cell to create functional dystrophin. Other programs such as VX-670 and our work on GYS1 aim to downregulate gene expression either by using steric blocking of the relevant coding region of the mRNA to prevent translation or by utilizing exon skipping to introduce a premature stop codon and the initiation of nonsense mediated degradation. The backbone EEV and oligonucleotide chemistries are the same across the various applications, and if successful, we anticipate that we can leverage our approach across a wide range of diseases by simply coding the sequence needed to impact gene expression. We also continue to expand the utilization of EEV-PMO based exon-skipping as we advance our efforts in ocular disease.
•Antibody and peptide based programs: To widen the therapeutic index, we believe the endosomal escape enhancing efficiency of an EEV can be combined with the enhanced circulating half-life and tissue tropism associated with receptor mediated binding to more selectively target or avoid specific cell types and efficiently deliver a variety of active payloads. Preclinical studies have demonstrated intracellular delivery of a variety of full and partial domain antibodies and we have observed target engagement and a meaningful modulation of downstream signaling.
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
•Combination programs: We are exploring the use of EEVs in combination with additional carriers such as LNP as a novel non-viral vector delivery system for mRNA and gene editing. We are working with combinations of active moieties and carriers to optimize therapeutic index by simultaneously engaging multiple intracellular and extracellular targets.
Ultimately, we believe that the significant increase in intracellular target exposure enabled by EEV conjugation has the potential to translate into substantial improvements to the efficacy, safety, tolerability, manufacturability and cost of future medicines.
Our Development Portfolio
We are creating a diverse and expanding development portfolio of RNA-, antibody- and enzyme-based programs. Included in this development portfolio are several of our oligonucleotide programs for the treatment of multiple neuromuscular diseases, including DMD, DM1 and additional preclinical and discovery programs. In addition, we are exploring oligonucleotide opportunities in neuromuscular, immunological, ocular and metabolic diseases, among others. Research efforts include enzyme replacement therapies, targeting moieties and gene editing. The chart below represents a summary of our initial development programs, including those that are being developed by us and the VX-670 program which is Vertex partnered.
Neuromuscular Diseases
Duchenne Muscular Dystrophy

In neuromuscular disease, we are initially focused on the development of disease-modifying treatments for DMD. DMD is a monogenic X-linked disease caused by mutations in the DMD gene, which encodes for the protein dystrophin. We estimate that DMD occurs in approximately one in every 3,500 to 5,000 live male births and that the patient population is approximately 30,000 patients in the aggregate in the United States and Europe. Approximately 80% of patients have mutations amenable to exon skipping in the nucleus. We are developing therapeutic candidates to address the genetic basis, at the exon-specific level, of DMD. EEV oligonucleotides are designed to promote the skipping of exon mutations associated with DMD, enabling muscle cells to create a functional dystrophin at a level that we believe may slow, stop or even reverse DMD progression. Our most advanced programs include ENTR-601-44, for the 7.6% of patients with DMD that are exon 44 skipping amenable, ENTR-601-45 for the 8.1% of DMD patients who are exon 45 skipping amenable and ENTR-601-50 for the 3.8% of patients with DMD that are exon 50 skipping amenable. There is a robust data set supporting the development of these programs.
On July 24, 2023, we received authorization from the MHRA for our Phase 1 clinical trial in healthy volunteers, ENTR-601-44-101. The Phase 1 clinical trial's primary objective is to evaluate the safety and tolerability of a single dose of ENTR-601-44 in healthy volunteers, with a target enrollment of approximately 40 participants. The trial will also evaluate pharmacokinetics and target engagement as measured by exon skipping in the skeletal muscle, bearing the Company's recent in vitro data showed that exon skipping was approximately 10-40x higher in dystrophic muscle compared to healthy muscle, suggesting that data from healthy normal volunteers may substantially underestimate potential potency. On March 13, 2024, we announced that the first, second and third cohorts of participants had been successfully dosed and we expect to report data from the Phase 1 clinical trial in the second half of 2024. The data from this trial will inform our global clinical development strategy, and if favorable, support regulatory filings to open a global multiple ascending dose (MAD) Phase 2 trial in Duchenne patients who are exon 44 skipping amenable in the fourth quarter of 2024. It is expected that countries will be included in the trial on a rolling basis, as dependent on discussions with individual regulators.

On December 16, 2022, the U.S. FDA Office of Orphan Products Development (OOPD) granted orphan drug designation for ENTR-601-44 for the treatment of DMD. The FDA's OOPD grants orphan drug status to support drug candidates in development for underserved patient populations or rare disorders that affect fewer than 200,000 people in the United States. Orphan drug designation provides certain benefits, including market exclusivity upon FDA approval, exemption of FDA application fees, and tax credits for qualified clinical trials.

On January 9, 2023, we announced the selection of a second clinical candidate within our Duchenne franchise, ENTR-601-45 for the potential treatment of people living with DMD who are exon 45 skipping amenable. We plan to submit regulatory applications in the fourth quarter of 2024 for the global Phase 2 clinical development of ENTR-601-45 in Duchenne patients who are exon 45 skipping amenable.

On November 7, 2023, we announced the selection of a third clinical candidate within our Duchenne franchise, ENTR-601-50 for the potential treatment of people living with DMD who are exon 50 skipping amenable. The selection of ENTR-501-50 is based on in vivo preclinical data that demonstrated robust exon 50 skipping across cardiac and skeletal muscle groups. We plan to submit regulatory applications to initiate a global Phase 2 trial in Duchenne patients who are exon 50 skipping amendable in 2025.
Beyond exploring exon 44, exon 45 and exon 50 skipping amenable candidates, we have also launched research efforts to develop EEV-PMO for exon 51 skipping amenable populations. The exon 51 skipping amenable population is the largest single Duchenne sub-population, representing approximately 14% of patients. Our goal is to identify a therapeutic candidate for exon 51 skipping amenable patients in 2024.
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
Current Treatment Landscape and Limitations
Corticosteroids are the current standard of care. However, chronic use of corticosteroids, particularly in pediatric populations, is challenging due to side effects including growth impairment, immune suppression, obesity and other endocrine-related disorders. There are four FDA-approved PMO-based oligonucleotide skipping therapies, each addressing a specific mutation: casimersen (exon 45), eteplirsen (exon 51), golodirsen (exon 53) and viltolarsen (exon 53). These products have all been approved using the accelerated approval pathway on the basis of dystrophin production. Currently approved exon skipping therapeutics have demonstrated a modest improvement in dystrophin levels ranging from approximately 1-6%. However, the FDA-approved labels for all four drugs state that continued approval may be contingent upon the verification of a clinical benefit in confirmatory clinical trials. None of the products are approved by the European Medicines Agency (EMA) due to insufficient evidence of clinical benefit. A fifth drug, ataluren, was conditionally approved outside of the United States in certain territories for nonsense mutations in ambulatory patients with DMD aged five years and older. However the EMA has recently decided not to renew the drugs marketing authorization and as a result ataluren is expected to be removed from the market. Finally, these therapies require weekly intravenous infusions which is suboptimal from a patient perspective. In summary, each of these approved products also seeks to address DMD through exon skipping, but to date, the clinical benefits of these products have not been confirmed.
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
Summary of Preclinical Data
Our early data in mouse and NHP models have been consistent and robust. We have observed substantial exon skipping and dystrophin production in various tissues of mdx mice. The mdx mouse is the canonical model used in DMD research and carries a spontaneous nonsense mutation in exon 23 of the DMD gene. Although this does not allow for the testing of oligonucleotides specific to human mutations, it does enable measurement of tissue concentration of oligonucleotides, exon 23 skipping levels and the corresponding dystrophin production. This allowed us to extrapolate anticipated dystrophin production from exon-skipping observations as we move to NHP models. We were also able to show in both single-dose and multiple-dose experiments that the EEV-PMOs has greater activity than unconjugated PMOs. Similarly, EEV-PMOs had greater activity than alternative cell-penetrating peptide conjugates in our preclinical studies. We also observed corresponding and significant improvements in functional outcomes as measured in the exon 23 specific D2-mdx mouse. In particular, we observed meaningful tissue uptake and exon skipping, ranging from approximately 60% to 95% depending on the tissue. In this model, EEV-PMO treated tissues have substantial restoration of both dystrophin and alpha sarcoglycan. Importantly, we see an accumulation of exon skipping and dystrophin production after subsequent doses of EEV-PMO in the D2-mdx mouse spaced 6 weeks apart, and WT levels of dystophin positive fibers. Our preclinical studies have also demonstrated reductions in serum CK to wild-type levels in D2-mdx model. Serum CK is a commonly-used biomarker of systemic muscle breakdown. Correction of CK is believed to be a strong indicator of pharmacodynamic activity and a marker of muscle integrity restoration. We observed extended half-life and high levels (almost 90% in the biceps) of exon skipping in a NHP with ENTR-601-44. Finally, we have shown, in the same model, exon skipping levels of over 90% with ENTR-601-45 and more importantly an ability to optimize the PMO conjugate and deliver a multi-fold improvement in exon skipping over the commercially available sequence, even when that sequence is conjugated to an EEV.
In the data below, unless otherwise noted, we used reverse transcription-polymerase chain reaction to assess exon skipping and Western Blot to assess dystrophin production. Our preclinical studies have demonstrated durable dystrophin production over a period of up to eight weeks, and accumulation of dystrophin after doses spaced six weeks apart suggesting the possibility of infrequent dosing. Immunohistochemistry and morphometric analysis confirm that the protein is broadly distributed across tissues, which is necessary if the muscle is to maintain function.
For each of our preclinical studies that were powered for statistical significance, we have so indicated with the p or p-values presented. In the description of our preclinical studies below and elsewhere in this Annual Report, p or p-values represent the probability that random chance caused the result. For instance, a p-value of 0.001 means that there is a 0.1%

probability that the difference between the placebo group and the treatment group is purely due to random chance. A p-value of less than or equal to 0.05 is a commonly used threshold for identifying statistically significant outcomes.
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
Repeat EEV-PMO-23 Treatment Corrected Dystrophin Expression and Pathology in the Heart After Four Monthly IV Doses in D2-mdx Mice
Further analysis of the previous experiment showed EEV-PMO treated tissues have almost normalized the level and the localization of both dystrophin and α-sarcoglycan. In striated muscle, sarcoglycans interact with dystrophin and other dystrophin-associated proteins to form the dystrophin-associated glycoprotein complex which protects the sarcolemma from contraction-induced injury. In the absence of dystrophin, α-sarcoglycan fails to correctly localize to the dystrophin-glycoprotein complex (DGC) causing weakening of the plasma membrane. Loss of dystrophin leads to loss in alpha-sarcoglycan in the D2-mdx tissue. In the figure below PMO treated mice had limited restoration of dystrophin as well as alpha-sarcoglycan. In contrast, EEV-PMO treated tissues have almost complete restoration of both dystrophin and alpha-sarcoglycan.

Repeat EEV-PMO-23 Treatment Resulted in Functional Restoration of Dystrophin and DGC Protein α-sarcoglycan After Four Monthly IV Doses in D2-mdx Mice
We also conducted a repeat dose efficacy study in D2.mdx (n=8) mice which received one, two, or three injections of vehicle or 80 mg/kg, EEV-PMO-23 once every six weeks. Muscle contractility, grip strength, and wire hang time were determined at 6, 12, and 18 weeks. Exon skipping, dystrophin protein, contractile function, and histological analysis were performed 6 weeks following administration of the last dose in each group.
Significant Increases of Exon 23 Skipping and Dystrophin Expression Following One, Two and Three Doses of 80 mg/k EEV-PMO-23 in Three Cohorts of D2-mdx Mice As Measured Six Weeks After Each Dose
In the figure above the exon skipping (as measured by ddPCR) and dystrophin levels (as measured by western blot were assessed in three different groups of D2-mdx mice. Each cohort was assessed six weeks after receiving the last dose. Not only were very high levels of both exon skipping and dystrophin production demonstrated, but both exon skipping and dystophin accumulated despite the six-week gap between doses. This is important as it supports our expected clinical dosing of no more that every six weeks (detailed below in the clinical trial description). In addition to the accumulation of dystrophin production, we also saw an increase in the percentage of dystrophin positive fibers, reaching wild type levels after only two doses as shown below.
Cumulative Increase In Dystrophin Expression After Repeat Doses of EEV-PMO-23 In D2-mdx Mice

This finding is important as a higher percentage of dystrophin positive fibers suggests a more robust, and potentially functional muscle.
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
Robust Exon 44 Skipping Observed in Biceps in the ENTR-601-44 Treated NHPs For at Least 12 Weeks After a Single IV Dose of 35 mg/kg

Finally, we assessed the potential difference between exon skipping in healthy volunteers (see description of the ongoing single ascending dose trial below) and Duchenne patients. In the in vitro experiment depicted below healthy cells and patient derived cells were dosed with between 0.03 mmol to 3 mmol of ENTR-601-44. At each given dose exon skipping in patient cells was significantly higher (up to 40-fold).
Exon 44 Skipping in Healthy and Patient Myoblasts Treated with ENTR-601-44

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
Clinical Development Plan
On July 24, 2023, we received authorization from the MHRA for our Phase 1 clinical trial in healthy volunteers, ENTR-601-44-101. The Phase 1 clinical trial's primary objective is to evaluate the safety and tolerability of a single dose of ENTR-601-44 in healthy volunteers, with a target enrollment of approximately 40 participants. The trial will also evaluate pharmacokinetics and target engagement as measured by exon skipping in the skeletal muscle, bearing the Company's recent in vitro data showed that exon skipping was approximately 10-40x higher in dystrophic muscle compared to healthy muscle, suggesting that data from healthy normal volunteers may substantially underestimate potential potency.
On March 13, 2024, we announced that the first, second and third cohorts of participants had been successfully dosed and we expect to report data from the Phase 1 clinical trial in the second half of 2024. The data from this trial will inform our global clinical development strategy, and if favorable, support regulatory filings to open a global multiple ascending dose (MAD) Phase 2 trial in the fourth quarter of 2024. It is expected that countries will be included in the trial on a rolling basis, as dependent on discussions with individual regulators.
ENTR-601-45

ENTR-601-45 is the third novel clinical candidate from Entrada’s growing pipeline of EEV-therapeutics and our second therapeutic candidate for Duchenne patients. The selection of ENTR-601-45 is based on robust in vitro exon skipping and dystrophin restoration observed in patient derived skeletal and cardiac muscle cells as well as in vivo preclinical data that demonstrated exon skipping levels of over 90% in skeletal muscle in a hDMD mouse model. Entrada presented data in support of ENTR-601-45 at the Muscular Dystrophy Association (MDA) Clinical & Scientific Conference in March 2024.

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

We plan to submit regulatory applications in the fourth quarter of 2024 for the global Phase 2 clinical development of ENTR-601-45 in Duchenne patients who are exon 45 skipping amenable. We plan to then initiate a Phase 2b study to assess safety and tolerability as well as evaluate PK. We expect the study will measure changes in dystrophin levels as the primary efficacy endpoint, and a variety of clinical measures as secondary endpoints.

ENTR-601-50

On November 7, 2023, we announced the selection of a third clinical candidate within our Duchenne franchise, ENTR-601-50 for the potential treatment of people living with DMD who are exon 50 skipping amenable. The selection of ENTR-501-50 is based on in vivo preclinical data which demonstrated robust exon 50 skipping across cardiac and skeletal muscle groups. We plan to submit regulatory applications to initiate a global Phase 2 trial in Duchenne patients who are exon 50 skipping amendable in 2025.

Future DMD Franchise Programs
Beyond exploring exon 44, exon 45 and exon 50 skipping amenable candidates, we have also launched research efforts to develop EEV-PMO for exon 51 skipping amenable populations. The exon 51 skipping amenable population represents the largest single Duchenne sub-population, representing approximately 14% of patients. Our goal is to identify a therapeutic candidate for exon 51 skipping amenable patients in 2024.
DM1
DM1 is a rare disease, commonly estimated to affect approximately 110,000 people in the United States and Europe. The disease is caused by a mutation driven alteration of normal RNA structure manifesting as an increase in the number of CTG triplet repeats found in the 3’ non-coding region of the DM1 protein kinase (DMPK) gene. The number of repeats ranges from up to approximately 35 copies in healthy individuals to many thousands in patients with DM1. The resulting transcripts, which contain an expanded CUG tract, aggregate in discrete foci in the nuclei of DM patient cells. The excessive number of CUG repeats form large hairpin loops that entrap the DMPK pre-mRNA in the nucleus and impart toxic activity, referred to as a toxic gain-of-function. Specifically, mutant DMPK pre-mRNA sequesters a critical CUG-binding protein, muscle blind-like protein 1 (MBNL1), forming nuclear foci and inhibiting its ability to perform its normal function of guiding pre-mRNA processing of gene transcription for many other genes. These genes, among others, include insulin receptor signaling (INSR), Ras receptor signaling which is implicated in cell growth (SOS1), Bridging Integrator-1 (BIN1) which is implicated in cardiac development, and LIM domain binding 3 (LDB3) which plays a role in stabilizing the sarcomere (the basic units of muscles) during contraction. As a result, multiple pre-mRNAs that encode key proteins are misprocessed and this contributes to the multisystemic nature of the disease. These abnormal proteins ultimately cause DM1. The progression of DM1 may depend on the growth of the expanded repeat over time, suggesting that stabilization of the repeat is a means to postpone the onset or slow the progression.
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
VX-670

VX-670 is designed to address the underlying cause of the disease by targeting and blocking the extra CUG triplet repeats occurring in the DMPK mRNA. CAG-repeat antisense oligonucleotides bind CUG repeat RNA and have been shown to block RNA-protein interactions as well as reduce the level of CUG transcription. VX-670 is comprised of a PMO conjugated to an EEV (the same EEV being used in Entrada's DMD programs), which we would expect to sterically block CUG repeats and relieve or prevent the sequestration MBNL1 while leaving DMPK mRNA unaffected and leaving healthy levels of DMPK intact. We are collaborating with Vertex to support the development of VX-670. The Vertex Agreement also includes a four-year global research collaboration whereby Entrada will continue to advance and receive payments for certain research activities related to VX-670, as well as additional DM1-related research activities. Vertex will be responsible for global development, manufacturing and commercialization of VX-670 and any additional programs stemming from Entrada’s DM1 research efforts.
On January 7, 2024 Vertex announced authorization from the MHRA of a clinical trial application for VX-670 for patients with DM1 and initiation of a Phase 1/2 clinical trial in patients with DM1 in Canada and that it will initiate the study in the UK in the near-term. Vertex also noted that they submitted an IND application to the FDA for VX-670. The FDA requested additional information, which resulted in a clinical hold. Vertex is working to address the FDA's comments in order to initiate the study in the U.S.
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
Current Treatment Landscape and Limitations
The only currently approved therapies for Pompe disease are alglucosidase alfa (Lumizyme in the United States, Myozyme in other geographies), avalglucosidase alfa-ngpt (Nexviazyme in the United States) and cipaglucosidase alfa-atga + miglustat (stabilizer) for patients who are not improving on their current enzyme replacement therapy. All rely upon GAA delivered via IV infusions to break down glycogen. Although infantile patients treated with ERT for Pompe disease have demonstrated improved survival, ERT is not curative, and many patients in long-term observational studies continue to have increased risk of both cardiomyopathy and heart failure. These patients also experience residual muscle weakness, including difficulties swallowing and the attendant increased risk of aspiration. ERT is particularly limited in its ability to improve skeletal muscle myopathy and respiratory dysfunction, primarily due to its inability to penetrate key tissues affected by the disease, a lack of activity in the cytosol and potential immunogenicity. Despite the availability of ERT, there remains significant unmet medical need in patients with either IOPD or LOPD.
Our Solution
Our Pompe disease program focuses on the development of a potentially disease-modifying treatment, which mitigates the production of glycogen in the cytosol of the cell. Leveraging the modularity of our EEV Platform, we are utilizing oligonucleotides that target the mRNA that encodes glycogen synthetase 1 (GYS1), a protein required for the synthesis of glycogen in muscle cells. Our EEV-PMO is expected to provide a complementary mechanism of action to GAA replacement, which increases glycogen processing in the lysosome. We are also developing conjugated constructs that combine both GYS1 knockdown and ERT. Together these therapies may improve therapeutic outcomes.
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
Development considerations for GYS1 (Pompe disease and beyond)
We plan to continue studying both GYS1 knockdown and the combination of GYS1 knockdown and enzyme replacement in Pompe disease. Although ERT is an effective treatment for some patients, many will fail to adequately respond, or appear to lose response over time. The expectation is that an ability to retard excess glycogen storage regardless of the source may result in a more effective and durable therapeutic alternative for a wider range of patients.
Beyond Pompe disease, we continue to explore a number of additional diseases where GYS1 knockdown is relevant. In addition, we continue to assess other neuromuscular diseases.
Beyond Neuromuscular Disease
Ocular Disease
High unmet need continues to exist across a wide range of ocular diseases including macular dystrophies, photoreceptor diseases, optic neuropathies among others. Many of these are of genetic origin and potentially addressable via RNA based therapeutics including exon skipping approaches. Despite the benefits of both local delivery and immune privilege many of these diseases have proven to be difficult to treat, as evidenced by a number of clinical failures. The retina is a complex structure consisting of multiple layers of tissue and a range of different cell types. A consistent challenge for developers has been the distribution and uptake of therapeutic candidates broadly, throughout the various layers and cell types across the retina. We believe our EEV-therapeutics can more effectively engage disease specific targets within these tissue layers opening the door to the development of new therapeutic candidates. As such we have preclinical efforts ongoing with the goal of further elucidating the benefits of EEV conjugation. Our lead ocular program targets an indication which results in blindness and affects several thousand exon skipping amenable patients in the United States alone. There are no approved therapies that address the underlying cause of disease. Lead optimization work on both novel oligonucleotide sequences and fit for purpose EEVs is on-going.
Additional Preclinical Development and Discovery Programs
We are leveraging the modularity of our EEV Platform to develop opportunities as diverse as EEV-LNP enabled CRISPR-Cas delivery for gene editing, EEV-LNP based delivery of mRNA, EEV-antibody and peptide drug conjugates, EEV-therapeutic opportunities for central nervous system (CNS) and peripheral nervous system (PNS) disorders, EEV-antibody oligonucleotide conjugates for enhanced tissue tropism in immunology and oncology, as well as for blood brain barrier carriage, EEV-therapeutics with enhanced distribution in retinal tissue for ocular indications, and novel ERT therapies. We regularly explore strategic opportunities to develop potential therapies for patients with devastating diseases.

Genetic Medicine Example

Lipid nanoparticle (LNP) technology has emerged as a promising delivery method for nucleic acids therapeutics, including mRNA vaccines, small interfering RNA and gene editing modalities. Despite tremendous success, LNP delivery platforms still face major challenges, such as limited tissue tropism and poor delivery efficiency due to low endosomal escape. Endosomal escape is especially important for the chronic use of mRNA therapeutics for applications beyond vaccination. We found that EEV-modified LNP (EEV-LNP) significantly enhanced the efficiency of mRNA delivery and gene editing compared to unconjugated LNP in vitro. Through mechanistic studies, we further established the mechanism of uptake for EEV-LNP and observed its ability to target a broad range of cell types and tissues. Overall, these results support the potential of our EEV-LNP platform for improved functional delivery of genomic medicines, with applications in the areas of mRNA delivery and gene editing.

Enzyme Replacement Example

ENTR-501, an intracellular thymidine phosphorylase (TP) enzyme replacement therapyl (ERT), program is in development for the treatment of mitochondrial neurogastrointestinal encephalomyopathy (MNGIE). MNGIE is a slowly progressive, rare disease characterized by elevated levels of thymidine. Preliminary preclinical studies have demonstrated that ENTR-501 reduces toxic thymidine levels below those observed in wild-type mice. We have completed IND-enabling studies for the MNGIE program, including pharmacodynamic and pharmacokinetic studies in mice, and pharmacokinetic and chronic toxicology in NHPs. In July 2023, the Company and Pierrepont Therapeutics, Inc. (Pierrepont) entered into a license agreement (the Pierrepont Agreement) to advance the development and commercialization of ENTR-501. Pierrepont will control development and commercialization of the drug candidate while Entrada retains the right to specified milestones and royalty payments.

We continue to explore additional enzyme replacement opportunities to address a wide range of high unmet need metabolic diseases.
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
Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. (PTC). In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are PMOs approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc. (Sarepta), and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP -5051, a peptide-linked PMO currently being evaluated following a Phase 2 clinical trial for patients amenable to exon 51 skipping along with additional exons in preclinical development, Nippon Shinyaku Co. Ltd., which recently completed a Phase 1/2 clinical trial for patients amenable to exon 44 skipping in Japan, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Avidity Biosciences, Inc. (Avidity), which announced the preliminary data from its ongoing Phase 1/2 clinical trial with antibody oligonucleotide conjugates for exon 44 (AOC-1044), and has similar programs for patients amenable to exon 45, and exon 51 skipping in preclinical development, Wave Life Sciences Ltd., which is clinically evaluating WVE-N531, a splicing clinical candidate that is designed to target exon 53 within the dystrophin gene, Dyne Therapeutics, Inc. (Dyne), which is pursuing antibody fragment-oligonucleotide conjugates for exons 44, 45, 51 (clinical candidate DYNE-251), and 53, PepGen, Inc. with PGN-EDO51, a clinical candidate designed to address exon 51, along with discovery programs targeting exons 53, 44, and 45, and BioMarin Pharmaceutical Inc., which is in preclinical development with BMN 351, an antisense oligonucleotide therapy for exon 51. In addition, several companies are developing gene therapies to treat DMD, including Pfizer Inc. (PF-06939926), Sarepta (SRP-9001; delandistrogene moxeparvovec-rokl approved for ambulatory 4-5 year old patients), Solid Biosciences Inc. (SGT-003), and REGENXBIO (RGX-202). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

We expect to face competition from existing products and products in development for each of our therapeutic candidates. There are currently no approved therapies to treat the underlying cause of DM1. Therapeutic candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; AOC-1001, an antibody linked siRNA in clinical development by Avidity; DYNE-101, an antibody fragment conjugated to an ASO targeting DM1 protein kinase knockdown in clinical development by Dyne; EDODM1, a linear peptide conjugated to a PMO targeting CUG repeats in clinical development by PepGen, Inc.; a small molecule targeting GTG repeats in preclinical development by Design Therapeutics, Inc.; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; and small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.

The only currently-approved therapies for Pompe disease are alglucosidase alfa (Lumizyme in the United States, Myozyme in other geographies), avalglucosidase alfa-ngpt (Nexviazyme in the United States) and cipaglucosidase alfa-atga + miglustat, which rely on the delivery of GAA via IV infusions. There is one GYS1 inhibitor in clinical development from Maze Therapeutics Inc. and another from Aro Biotherapeutics. There are four gene therapies in the early stages of clinical development from Astellas Pharma Inc., Bayer AG, Roche Holding AG and Lacerta Therapeutics, Inc. There are gene therapies in preclinical development from AVROBIO, Inc. and Amicus Therapeutics.
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
Our portfolio consists of owned and exclusively licensed patents and applications. As of March 6, 2024, there are 65 distinct patent families (39 families with non-provisional applications and 26 families with pending provisional applications) covering compositions of matter, manufacturing and uses related to our business. Among these patent families, we have 238 pending applications (including PCT, provisional and non-provisional applications) in the U.S. and Europe,as well as other countries of strategic value; and 73 granted patents in the U.S., Europe, China, India, Japan, and Hong Kong (including a total of 45 member state validations of three European patents). Of these pending applications and granted patents, the licensed patent applications are pending in U.S., Europe, China, Canada, Hong Kong, Japan, and Taiwan; and licensed patents are granted in the U.S., Europe, China, Japan, Taiwan, and Hong Kong.
Our owned and licensed patent estate covers various aspects of our programs and technology, including various embodiments of our EEV Platform; proprietary enzyme, peptide, oligonucleotide and CRISPR conjugates; methods of treatment; and aspects of manufacturing. The portfolio includes patents covering certain embodiments of the EEV Platform that don’t relate to our lead therapeutic candidates with granted patents in the U.S. (3), India, Japan, China, Hong Kong and Europe (including 37 European validation states). The extent to which any patents, if and when granted, will cover our therapeutic candidates is uncertain. Any U.S. or foreign patents issued from national stage filings of our PCT patent applications and any U.S. patents issued from non-provisional applications we have filed or may file in connection with our provisional patent applications would be scheduled to expire on various dates from 2036 through 2044, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.
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
Commercialization
Excluding ENTR-501 and VX-670, we intend to retain significant development and commercial rights to our potential therapeutic candidates and, if marketing approval is obtained, to commercialize our therapeutic candidates on our own, or potentially with a partner, in the United States and other regions. We currently have no sales, marketing, or commercial product distribution capabilities. We intend to build the necessary infrastructure and capabilities over time for the United States, and potentially other regions, following further advancement of our therapeutic candidates. We believe that such a focused sales and marketing organization will be able to address the key specialists in treating the patient populations for which our therapeutic candidates are being developed. Clinical data, the size of the addressable patient population, and the size of the commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.
Manufacturing and Supply
We do not own or operate manufacturing facilities. We currently rely on third-party contract manufacturing organizations (CMOs), and suppliers for EEVs, including linkers, and nucleotides that comprise ENTR-601-44, ENTR 601-45, ENTR-601-50, VX-670, our other potential therapeutic candidates, and the conjugation of these components, and we expect to continue to do so to support our IND-enabling studies and our clinical trials and commercial activities. However, we may seek to establish our own manufacturing facility for IND-enabling studies, clinical studies and long-term commercial supply. As we scale manufacturing, we intend to continue to expand and strengthen our network of CMOs. We believe there are multiple sources for all of the materials required for the manufacture of our therapeutic candidates, as well as multiple CMOs who could assemble the aforementioned components that comprise our potential therapeutic candidates.
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
Pediatric Exclusivity
Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including orphan exclusivity, for all formulations, dosage forms, and indications of the active moiety and, for drugs, patent terms. This six-month exclusivity may be granted if an NDA or BLA sponsor submits pediatric data that in accordance with an FDA-issued written request from the FDA for such data, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity that cover the product are extended by six months.
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
Additionally, California and numerous other states have recently enacted, or have proposed enacting, comprehensive consumer privacy laws that grant rights to data subjects and place increased privacy and security obligations on entities handling personal data of consumers or households. These laws mark the beginning of a trend toward more stringent privacy legislation in the U.S. and may increase our potential liability as well as adversely affect our business.
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
Clinical Trial Approval
In April 2014, the European Union adopted the new Clinical Trials Regulation (EU) No 536/2014, which came into effect on January 31, 2022 and repealed the Clinical Trials Directive 2001/20/EC. The Clinical Trial Regulation overhauled the previous system of approvals for clinical trials in the European Union. Specifically, the new legislation, which is directly applicable in all EU Member States (meaning no national implementing legislation in each Member State is required), aims at simplifying and streamlining the approval of clinical trials in the European Union, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. The main characteristics of the Clinical Trials Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System (CTIS); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the applicable Member State, however, overall related timelines are defined by the Clinical Trials Regulation. Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union through the CTIS.
PRIME Designation in the European Union
In March 2016, the EMA launched an initiative to facilitate development of therapeutic candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines (PRIME), scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of therapeutic candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorisation application (MAA) assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the Committee for Medicinal Products for Human Use (CHMP), or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s

Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.
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
The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union Member States and in the additional Member States of the European Economic Area (EEA) (i.e. Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medical products (gene therapy, somatic cell therapy and tissue-engineered medicines) and products with a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the European Union, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.
Under the centralized procedure in the European Union, the CHMP established at the EMA is responsible for conducting an initial assessment of a product. The maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the viewpoint of public health and, in particular, of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.
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

Now that the UK (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain is no longer be covered by centralized MAs (under the Northern Ireland Protocol, centralized MAs currently continue to be recognized in Northern Ireland). All medicinal products with an existing centralized MA were automatically converted to Great Britain MAs on January 1, 2021. On January 1, 2024, a new international recognition framework was put in place by the MHRA, under which the MHRA may have regard to decisions on the approval of a marketing authorization made by the EMA and certain other regulators when considering an application for a UK marketing authorization.
Regulatory Data Protection in the European Union
In the European Union, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity if granted, prevents applicants for authorization of generics or biosimilars of these innovative products from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic (abbreviated) or biosimilar authorization for a period of eight years from the date on which the reference product was first authorized in the European Union. During the additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.
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
Patent Term Extensions in the European Union and Other Jurisdictions
The European Union also provides for patent term extension through supplementary protection certificates (SPCs). The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a product. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.
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
Regulatory Requirements After Marketing Authorization
Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product, and must adhere in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive- (EU) 2017/1572, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These include compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the European Union, which mandate the methods, facilities and controls used in manufacturing, processing and packing of medical products to assure their safety and identity.
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
The aforementioned EU rules are generally applicable in the EEA.
Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the European Union for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission's legislative proposals are approved (with or without amendment), they will be adopted into European Union law.

Brexit and the Regulatory Framework in the United Kingdom
The UK formally left the European Union on January 31, 2020, and the EU and the UK have concluded a trade and cooperation agreement (TCA) which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework currently continues to apply in Northern Ireland). Except in respect of the new EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore largely aligns with EU regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new international recognition procedure mentioned above, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a Great Britain marketing authorization.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.
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
General Data Protection Regulation
Once we begin processing of personal data regarding individuals in the European Union, including personal health data, our activities will be subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to ensuring an appropriate legal basis and/or condition applies to the processing of personal data, the processing of sensitive date (such as health data), where required by law obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, conducting data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require us to change our business practices to ensure full compliance.
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
The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

•the demand for any of our product candidates, if approved;
•the ability to set a price that we believe is fair for any of our product candidates, if approved;
•our ability to generate revenues and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.

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
Human Capital Resources
As of March 6, 2024, we had 159 full-time employees, including a total of 75 employees with doctoral degrees or above. Of these full-time employees, 126 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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

We have, since our inception, worked to create a high-performing, inclusive and diverse workforce, which is a core element of our operating culture. We have deliberately sought to secure top talent with a diversity of thought, experiences and backgrounds who are committed to making a difference in the lives of patients, their families and caregivers. We believe that, by embracing differences, we have a unique advantage in challenging the status quo to apply innovative thinking to long-existing medical challenges. As of March 6, 2024, our workforce was self-reportedly approximately 56% women and approximately 52% Asian, Hispanic, Latino, Black or African American, and women or minorities made up 50% of our senior leadership, reflecting the workforce we strive to create throughout the company.
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
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a biopharmaceutical company with a limited operating history upon which our stockholders can evaluate our business and prospects. Most of our development programs, with the exception of ENTR-601-44 and our partnered candidate VX-670, but including ENTR-601-45 and ENTR-601-50, are in preclinical development or in the drug discovery stage. We commenced operations in 2016, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing our proprietary, highly versatile and modular Endosomal Escape Vehicle (EEV) platform (EEV Platform), identifying EEV therapeutic candidates, establishing our intellectual property portfolio and conducting research and preclinical studies. Our approach to the discovery and development of therapeutic candidates based on our EEV Platform is unproven, and we do not know whether we will be able to conduct clinical studies on any of our therapeutic candidates beyond ENTR-601-44, develop any therapeutic candidates that succeed in clinical development or produce products of commercial value. As an organization, we have not yet completed any clinical trials, obtained regulatory approvals, manufactured a clinical- or commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any significant revenue from product sales. We have incurred significant net losses since inception. As of December 31, 2023, we had an accumulated deficit of 195.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.
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
We believe that our cash, cash equivalents and marketable securities as of December 31, 2023, together with ongoing research support and the anticipated achievement of certain milestones under the Vertex Agreement will be sufficient to extend our cash runway through the second quarter of 2026, supporting the Company's expansion and continued development of EEV therapeutic candidates targeting Duchenne muscular dystrophy and advance EEV-therapeutic candidates in indications beyond neuromuscular disease. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in September 2023, we entered into a sales agreement (the Sales Agreement) with Cowen and Company, LLC acting as our agent and/or principal (the Sales Agent), with respect to an "at the market offering" program under which we may offer and sell, from time to time, at our sole discretion, shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. However, there can be no assurance that the Sales Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our therapeutic candidates. Our future capital requirements will depend on many factors, including, but not limited to:
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
•the timing and outcomes of preclinical studies and clinical trials for ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate VX-670 and any therapeutic candidates from our discovery programs, or competing therapeutic candidates;
•the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;

•competition from existing and potential future products that compete with ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate VX-670 or any of our discovery programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•any delays in regulatory review or approval of ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate VX-670 or therapeutic candidates from any of our discovery programs;
•the level of demand for any of our therapeutic candidates, if approved, which may fluctuate significantly and be difficult to predict;
•the risk/benefit profile, cost and reimbursement policies with respect to our therapeutic candidates, if approved, and existing and potential future products that compete with ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate VX-670 or any of our discovery programs;
•our or our partners' ability to commercialize ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate VX-670 or therapeutic candidates from any of our discovery programs, if approved, inside and outside of the U.S., either independently or working with third parties;
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
Risks Related to the Discovery, Development and Regulatory Approval of Our Therapeutic Candidates
We are early in our development efforts and as a result it will be years before we commercialize a therapeutic candidate, if ever. If we are unable to identify and advance therapeutic candidates through preclinical studies and/or clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.
We are early in our development efforts and all our development programs, including our lead therapeutic candidates ENTR-601-44 and our partnered candidate VX-670, which are in the early clinical stage, and ENTR-601-45 and ENTR-601-50, which are in the preclinical or drug discovery stage. We have invested substantially all of our research efforts to date in developing our EEV Platform, identifying potential therapeutic candidates, conducting preclinical studies, and initiating early clinical studies. As an organization, we have never completed any clinical trials or submitted an application for regulatory approval, and we may be unable to do so for our therapeutic candidates. The INDs for ENTR-601-44 and VX-670 have not yet been allowed to proceed in the United States, and we have not completed IND-enabling studies for our other candidates. We, or our partner as applicable, will need to complete these steps to support the progression of ENTR-601-44, ENTR-601-45, ENTR-601-50, and VX-670 into and/or through clinical studies in the United States. In addition, we have a development portfolio of programs that are in earlier stages of development and have not yet initiated or completed IND-enabling studies. We may never advance any therapeutic candidates through IND-enabling studies and receive authorization from the FDA, to proceed under an IND prior to initiating their clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our therapeutic candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
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
The FDA has placed the IND application for ENTR-601-44 for the potential treatment of DMD on clinical hold. Should our response to the clinical hold in the United States not be satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all.
The FDA has placed the IND application for ENTR-601-44 for the potential treatment of DMD on clinical hold and requested that we gather and submit additional information regarding ENTR-601-44. We are actively working to resolve the clinical hold in the United States. Should we be delayed in submitting a response to the clinical hold in the United States or our response is not satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all.
In addition, we received authorization from the MHRA to initiate a healthy volunteer trial in the United Kingdom in 2023. However, if our efforts in the United States or the United Kingdom are not successful, we may not be able to initiate or complete a clinical development program that enables the approval and marketing of ENTR-601-44 as planned, or at all.

Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead EEV therapeutic candidates, ENTR-601-44, ENTR-601-45, ENTR-601-50 and our partnered candidate VX-670. Delay or failure to advance programs or modalities, including ENTR-601-44, ENTR-601-45, ENTR-601-50 and VX-670 could adversely impact our business.
Using our platform, we are developing product features for medicines based on EEVs. Over time, our platform work led to commonalities, where a specific combination of EEV technologies, delivery technologies, and manufacturing processes generated a set of product features shared by multiple programs, for example, oligonucleotide-, enzyme-, and antibody-conjugated EEVs. This is what we call a “modality.” We are utilizing early programs in a modality, such as ENTR-601-44 for oligonucleotide-conjugated EEVs, to understand the technology risks within the modality, including manufacturing and pharmaceutical properties. Our lead therapeutic candidate, ENTR-601-44, is being developed to address DMD and we are highly dependent on the success of the future clinical trials of ENTR-601-44, the outcomes of which are uncertain, to further develop ENTR-601-45, our lead therapeutic candidate for patients with DMD with exon 45 skipping amenable mutations as well as ENTR-601-50, our therapeutic candidate for patients with DMD who are exon 50 skipping amenable. Because ENTR-601-44 is our first EEV therapeutic candidate, if ENTR-601-44 encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, the value of our EEV Platform, including our other therapeutic candidates such as ENTR-601-45, ENTR-601-50, and our partnered candidate VX-670, could be greatly diminished and our development plans and business would be significantly harmed.
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
The results from preclinical studies or clinical trials of a therapeutic candidate may not predict the results of later clinical trials of the therapeutic candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate VX-670 and other potential therapeutic candidates, we do not know whether ENTR-601-44, ENTR-601-45, ENTR-601-50, VX-670 or the other potential therapeutic candidates will perform in future clinical trials as they have performed in these prior studies. The positive results we have observed for our therapeutic candidates in early, non-GLP preclinical studies and animal models may not be predictive of our future clinical trials in humans. Furthermore, for some indications that we are pursuing there are no animal models that adequately mirror the human disease to predict any level of positive results. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many therapeutic candidates fail in clinical trials despite very promising early results. Unexpected observations or toxicities observed in our IND-enabling studies for example, could delay clinical trials for ENTR-601-44, ENTR-601-45, ENTR-601-50, VX-670 or our other development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and companies that have believed their therapeutic candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA approval. Additionally, we may conduct clinical trials that utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational therapeutic candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational therapeutic candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our therapeutic candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.
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
The risk of failure in developing therapeutic candidates is high. It is impossible to predict when or if any therapeutic candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any therapeutic candidate, we must complete preclinical development, submit an IND or foreign equivalent to permit initiation of clinical studies, and then conduct extensive clinical trials to demonstrate the safety and efficacy of therapeutic candidates in humans. As an organization, we submitted an IND for ENTR-601-44 in the fourth quarter of 2022, which was subsequently placed on clinical hold. We are advancing this program in a single ascending dose clinical trial in healthy volunteers in the United Kingdom and have completed dosing in three cohorts of our Phase 1 clinical trial. In parallel we are committed to resolving the clinical hold in the United States. We plan to advance ENTR-601-45, our EEV therapeutic candidate targeting exon 45, to CTA/IND submission in the fourth quarter of 2024 and ENTR-601-50 to CTA/IND submission in 2025. We have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an IND, NDA or BLA or other comparable foreign regulatory submission for any therapeutic candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate VX-670 or any other therapeutic candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our therapeutic candidates. Clinical trials may fail to demonstrate that our therapeutic candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.
Before we can commence clinical trials for a therapeutic candidate, we must complete extensive preclinical testing and studies that support our INDs and other regulatory filings. We cannot be certain of the timely identification of a therapeutic candidate or the completion or outcome of our preclinical testing and studies and cannot predict whether the FDA will accept our proposed clinical programs or whether the outcome of our preclinical testing and studies will ultimately support the further development of any therapeutic candidates. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. As a result, we cannot be sure that we will be able to submit INDs for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs will result in the FDA allowing clinical trials to begin. For example, the FDA has placed the IND application for ENTR-601-44 for the potential treatment of Duchenne muscular dystrophy on clinical hold and requested that we gather and submit additional information regarding ENTR-601-44. We are actively working to resolve the clinical hold in the United States. Should our response to the clinical hold in the United States not be satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all. In addition, given the extraordinary unmet need, we initiated a healthy volunteer trial in the United Kingdom and have completed dosing in three cohorts in our Phase 1 clinical trial evaluating ENTR-601-44 for the potential treatment of individuals with DMD who are exon 44 skipping amenable. However, if our efforts in the United States and elsewhere are not successful, we may not be able to complete a clinical development program that enables the approval and marketing of ENTR-601-44 as planned, or at all.
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
Although other oligonucleotide therapeutics, enzyme replacement therapies and gene therapies have received regulatory approval, our EEV-based therapeutics are a novel approach to the delivery of biological therapeutics, which may present enhanced uncertainty associated with the safety profile of ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate VX-670 and other EEV-based therapeutics compared to more well-established classes of therapies. Moreover, it is impossible to predict when or if any therapeutic candidates we may develop will prove safe in humans. As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our therapeutic candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our proprietary EEV Platform, which leverages a novel and unproven approach. While we have observed favorable preclinical study results based on our EEV Platform, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any therapeutic candidates in clinical trials or in obtaining marketing approval thereafter. Our lead therapeutic candidates, with the exception of ENTR-601-44 and our partnered candidate VX-670, but including ENTR-601-45 and ENTR-601-50, are in preclinical development. Our research methodology and novel approach to intracellular therapeutics may be unsuccessful in identifying additional therapeutic candidates, and any therapeutic candidates based on our EEV Platform may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the therapeutic candidates unmarketable or unlikely to receive marketing approval. Further, because all of our therapeutic candidates and development programs are based on our EEV Platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.
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

Additionally, now that the UK is no longer part of the EU, separate applications and procedures will be required to obtain regulatory approval for our products in the UK and EU. In particular, Great Britain is no longer covered by the centralized procedure for obtaining EU-wide marketing authorizations from the EMA for medicinal products (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland until January 1, 2025, following which medicinal products must obtain a UK-wide marketing authorization to be marketed throughout the EU, under the Windsor Framework) and a separate process for authorization of drug products will be required in Great Britain. However, under a new international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a UK marketing authorization.
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
The manufacturing processes for our therapeutic candidates are novel. There are no medicines incorporating or utilizing our EEV Platform that have been commercialized to date. Due to the novel nature of this technology and limited experience at larger scale production, we may encounter difficulties in manufacturing, product release, shelf life, testing, storage and supply chain management, or shipping. These difficulties could be due to any number of reasons including, but not limited to, complexities of producing batches at larger scale, equipment failure, choice and quality of raw materials and excipients, analytical testing technology, and product instability. In an effort to optimize product features, we have in the past and may in the future make changes to our therapeutic candidates in their manufacturing and stability formulation and conditions. This has in the past resulted in and may in the future result in our having to resupply batches for preclinical or clinical activities when there is insufficient product stability during storage and insufficient supply. Insufficient stability or shelf life of our therapeutic candidates could materially delay our or our strategic collaborators’ ability to continue the clinical trial for that therapeutic candidate or require us to begin a new clinical trial with a newly formulated drug product, due to the need to manufacture additional preclinical or clinical supply.
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
For example, we will have limited influence and control over the development and commercialization activities of Vertex in the development and commercialization of VX-670 or certain other product candidates. On January 7, 2024, Vertex announced that they received clearances from Health Canada and the Medicines and Healthcare Products Regulatory Agency (MHRA – UK) for CTAs for VX-670 for patients with DM1. Vertex initiated the Phase 1/2 clinical trial in patients with DM1 in Canada and will initiate the study in the UK near-term. However, Vertex also announced that the FDA requested additional information related to their VX-670 IND, which resulted in a clinical hold. Vertex is working to address FDA comments and initiate the study in the U.S. Should Vertex be delayed in submitting a response to the clinical hold in the United States or their response is not satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all. Vertex’s development and commercialization activities may adversely impact our own efforts. Failure by Vertex to meet its obligations under the Vertex Agreement, to apply sufficient efforts at developing and commercializing collaboration products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations. In addition, to the extent we rely on Vertex to commercialize any products upon obtaining regulatory approval, we may receive less revenues than if we commercialized these products ourselves, which could materially harm our prospects.
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
Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. (PTC). In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are PMOs approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc. (Sarepta), and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP -5051, a peptide-linked PMO currently being evaluated following a Phase 2 clinical trial for patients amenable to exon 51 skipping along with additional exons in preclinical development, Nippon Shinyaku Co. Ltd., which recently completed a Phase 1/2 clinical trial for patients amenable to exon 44 skipping in Japan, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Avidity Biosciences, Inc. (Avidity), which announced the preliminary data from its ongoing Phase 1/2 clinical trial with antibody oligonucleotide conjugates for exon 44 (AOC-1044), and has similar programs for patients amenable to exon 45, and exon 51 skipping in preclinical development, Wave Life Sciences Ltd., which is clinically evaluating WVE-N531, a splicing clinical candidate that is designed to target exon 53 within the dystrophin gene, Dyne Therapeutics, Inc. (Dyne), which is pursuing antibody fragment-oligonucleotide conjugates for exons 44, 45, 51 (clinical candidate DYNE-251), and 53, PepGen, Inc. with PGN-EDO51, a clinical candidate designed to address exon 51, along with discovery programs targeting exons 53, 44, and 45, and BioMarin Pharmaceutical Inc., which is in preclinical development with BMN 351, an antisense oligonucleotide therapy for exon 51. In addition, several companies are developing gene therapies to treat DMD, including Pfizer Inc. (PF-06939926), Sarepta (SRP-9001; delandistrogene moxeparvovec-rokl approved for ambulatory 4-5 year old patients), Solid Biosciences Inc. (SGT-003), and REGENXBIO (RGX-202). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

We expect to face competition from existing products and products in development for each of our therapeutic candidates. There are currently no approved therapies to treat the underlying cause of DM1. Therapeutic candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; AOC-1001, an antibody linked siRNA in clinical development by Avidity; DYNE-101, an antibody fragment conjugated to an ASO targeting DM1 protein kinase knockdown in clinical development by Dyne; EDODM1, a linear peptide conjugated to a PMO targeting CUG repeats in clinical development by PepGen, Inc.; a small molecule targeting GTG repeats in preclinical development by Design Therapeutics, Inc.; an RNA-targeting gene therapy in preclinical development by Locana, Inc.; and small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.

The only currently-approved therapies for Pompe disease are alglucosidase alfa (Lumizyme in the United States, Myozyme in other geographies), avalglucosidase alfa-ngpt (Nexviazyme in the United States) and cipaglucosidase alfa-atga + miglustat, which rely on the delivery of GAA via IV infusions. There is one GYS1 inhibitor in clinical development from Maze Therapeutics Inc. and another from Aro Biotherapeutics. There are four gene therapies in the early stages of clinical development from Astellas Pharma Inc., Bayer AG, Roche Holding AG and Lacerta Therapeutics, Inc. There are gene therapies in preclinical development from AVROBIO, Inc. and Amicus Therapeutics.
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
We are highly dependent on the research expertise of Natarajan Sethuraman, Ph.D., our Chief Scientific Officer, and the development and management expertise of Dipal Doshi, our Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements and/or offer letters with our executive officers, each of them may terminate their employment with us at any time.
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
As of March 6, 2024, we had 159 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.
Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate VX-670 or any future therapeutic candidates. We cannot assure our stockholders that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we or our partners may not be able to obtain marketing approval of ENTR-601-44, ENTR-601-45, ENTR-601-50, VX-670 or any future therapeutic candidates or otherwise advance our business. We cannot assure our stockholders that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.
If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate VX-670, our other development portfolio therapeutic candidates or any future therapeutic candidates and, accordingly, may not achieve our research, development and commercialization goals.
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
•a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
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
Other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. Subsequent legislation extended the 2% payment reduction which remains in effect through 2031. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.

On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
The Inflation Reduction Act of 2022 (the IRA) includes several provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA's Medicare drug price negotiation program. The effect of the IRA on our business and the healthcare industry in general is not yet known.
Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.
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
Failure or cybersecurity incidents, loss or leakage of data and other disruptions of our internal information technology systems, or those of our third-party CROs or other vendors, contractors or consultants could result in material disruption of our development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.
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
Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as cybersecurity incidents from inadvertent or intentional actions by our employees, third-party CROs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party CROs, vendors and other contractors and consultants, or lead to data leakage. The risk of a cybersecurity incident or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption or cybersecurity incident were to result in a loss of, or damage to, our data or applications, or those of our third-party CROs, vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate VX-670 or any future therapeutic candidates could be delayed. The costs related to significant cybersecurity incidents or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the information technology systems of our third-party CROs, vendors and other contractors and consultants become subject to disruptions or cybersecurity incidents, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.
Significant breakdowns, data leakages, cybersecurity incidents in our systems, or those of our third-party CROs, vendors and other contractors and consultants, or other cyber incidents that may have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our therapeutic candidates could be delayed. In addition, the loss of clinical trial data for ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate VX-670 or any other therapeutic candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, vendors and other contractors and consultants, or cybersecurity incidents could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state cybersecurity incident notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
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
Under current law, unused U.S. federal net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, both our current and our future unused U.S. federal net operating losses and tax credits may be subject to limitation under Sections 382 and 383 of the Code, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period. We have determined that such ownership changes have occurred in the past, and we may experience additional ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Our net operating losses and tax credits may also be impaired or restricted under state law. As of December 31, 2023, we had U.S. federal net operating loss carryforwards of approximately $14.6 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.
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
•failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical trials, patients dropping out of trials, length of time to achieve trial endpoints, additional time requirements for data analysis, NDA or BLA preparation, discussions with the FDA, a failure to align with the FDA regarding clinical trial endpoints and related approval criteria, an FDA request for additional nonclinical or clinical data, or unexpected safety or manufacturing issues;
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
•Potential or actual breach of statutory, regulatory or contractual obligations, including obligations that require the Company to maintain letters of credit or other credit support arrangements;
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

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our therapeutic programs, eventual therapeutic candidates, and proprietary technologies. For example, we rely on a license from Ohio State Innovation Foundation (OSIF), an affiliate of The Ohio State University (OSU) to certain patent rights and know-how of OSU. Our license agreement with OSIF imposes, and we expect that any future license agreement will impose, specified diligence, milestone payments, royalty payments, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. These milestone payments, and other payments associated with the license, will make it less profitable for us to develop and potentially commercialize our therapeutic candidate. If this agreement is terminated, we could lose intellectual property rights that may be important to our business, potentially be liable for damages to the licensor or potentially be prevented from developing and commercializing our therapeutic candidate. Termination of the agreement or reduction or elimination of our rights under the agreement may also potentially result in us being required to negotiate a new or reinstated agreement with less favorable terms, and it is possible that we may be unable to obtain any such additional license at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to spend significant time and resources to redesign our therapeutic candidate or the method for manufacturing it or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. For more information on the terms of the license agreement with OSIF, see “Business—Intellectual property— License agreement with The Ohio State University” and Note 10, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report.
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
In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state cybersecurity incident notification laws and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. By way of example, HIPAA imposes privacy and security requirements and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the U.S. Department of Health and Human Services (HHS), affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations. Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (FTCA), 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, and imposing special rules on the collection of consumer data from minors. The CCPA also provided for civil penalties for violations of the act, as well as a private right of action for data breaches, which is expected to increase the risk of future data breach litigation.
Further, a ballot initiative, the California Privacy Rights Act (CPRA), was passed by California voters on November 3, 2020 and as of January 1, 2023 has imposed additional obligations on companies covered by the legislation. The CPRA significantly modified the CCPA, including by creating additional obligations with respect to the processing and storing of personal information and by expanding consumers' rights with respect to certain sensitive information.
The CCPA and CPRA mark the beginning of a trend toward more stringent privacy legislation in the U.S. While these comprehensive consumer state privacy laws incorporate many similar concepts as the CCPA, there are also several key differences in the scope, application, and enforcement of these laws that will change the operational practices of regulated businesses. These comprehensive privacy laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
A number of other states have also proposed new comprehensive privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
Furthermore, in addition to comprehensive privacy laws, certain states have enacted laws which focus on certain specific types of information. For example, the state of Washington recently passed a health privacy law that will regulate the collection and sharing of health information. The Washington law also has a private right of action, which further increases the relevant compliance risk for covered businesses. Connecticut and Nevada have also passed similar laws regulating consumer health data. Further, a small number of states have passed laws that regulate biometric information. The existence of these laws as well as comprehensive privacy laws in different states in the country make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.
We will be subject to the data protection laws of the European Union (EU) and United Kingdom (UK) in relation to personal data we collect from these territories. These laws impose additional obligations and risk upon our business, including substantial expenses and changes to business operations that are required to comply with these laws. The withdrawal of the UK from the EU (Brexit) and the subsequent separation of the data protection regimes of these territories means we are required to comply with separate data protection laws in the EU and UK which may lead to additional compliance costs and could increase our overall risk. The collection, use, storage, disclosure, transfer, and other processing of personal data in the EU is governed by the provisions of the General Data Protection Regulation, or the EU GDPR. Following the withdrawal of the UK from the EU, the EU GDPR ceased to apply in the UK. As of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the EU GDPR into UK law along with the UK Data Protection Act 2018, referred to as the UK GDPR and together with the EU GDPR, referred to as the GDPR. Failure to comply with the GDPR, and any supplemental European Economic Area, or EEA, country’s national data protection laws which may apply by virtue of the location of the individuals whose personal data we collect, may result in fines and other administrative penalties, including monetary penalties of up to €20/£17.5 million or 4% of worldwide revenue (whichever is higher). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
The GDPR imposes several requirements relating to processing personal data, including the requirement to provide notice to individuals about personal data processing activities, ensure an appropriate lawful basis and/or conditions applies to the processing of personal data, having data processing agreements with third parties who process personal data, appointing data protection officers, conducting data protection impact assessments for high risk processing, record-keeping, responding to individuals’ requests to exercise their rights in respect of their personal data, notification of data breaches to the competent national data protection authority, and the implementation of safeguards to protect the security and confidentiality of personal data. The GDPR also imposes several additional requirements relating to the processing of health and other sensitive data which may require us to obtain consent from the individuals to whom the personal data relates.
The GDPR imposes strict rules on the transfer of personal data out of the EEA/UK to countries not regarded by the European Commission and the UK government as providing adequate protection, or third countries, including the United States. These transfers are prohibited unless an appropriate safeguard specified by data protection laws is implemented, such as the Standard Contractual Clauses, or SCCs, approved by the European Commission, or a derogation applies. Transfers made pursuant to the SCCs need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred data. If the standard is not met, businesses will be required to adopt supplementary measures. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework (Framework), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. The UK is not subject to the European Commission’s SCCs but the UK Information Commissioner’s Office has published the UK’s own transfer mechanisms for personal data originating from the UK (the International Data Transfer Agreement and International Data Transfer Addendum (each an IDTA)), which have been in force since March 21, 2022. The IDTA requires the same case-by-case risk assessment of the transfer. In addition, there has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA/UK personal data is located and which service providers we can utilize for the processing of EEA/UK personal data, particularly as the enforcement around GDPR international transfer compliance obligations is currently unclear. The above transfer requirements and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position.
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
The UK Government has also now introduced a Data Protection and Digital Information Bill, or the UK Bill, into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill will have the effect of further altering the similarities between the UK and EU data protection regime. This may lead to additional compliance costs and could increase our overall risk.

All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process. We may be required to modify our data processing practices and policies, put in place additional compliance mechanisms, and utilize management’s time and/or divert resources from other initiatives and projects to ensure compliance with new data protection rules. Any failure or perceived failure by us to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

The use of new and evolving technologies, such as artificial intelligence, in our offerings may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential information, proprietary information and personal information, and as a result we may be exposed to reputational harm and liability.

We continue to build and integrate artificial intelligence into our offerings, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (AI Act) — the world’s first comprehensive AI law — is anticipated to enter into force in Spring 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate artificial intelligence tools into their own offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.
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
Increased attention to, and evolving expectations for, environmental, climate change, social, and governance (ESG) initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.
Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.
While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of the Company, such initiatives may be costly and may not have the desired effect. Moreover, we may not be able to successfully complete such initiatives due to factors that are within or outside of our control. Even if this is not the case, our actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG efforts, even if such initiatives are currently voluntary.
Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, which may adversely impact our operations.

In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has published propose rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. These and other changes in stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, our business partners may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. For example, inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our business could also be impacted by volatility caused by geopolitical events, such as the ongoing conflicts in Ukraine and the Middle East. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse event on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. To the extent that our profitability and strategies are negatively affected by downturns or volatility in general economic conditions, our business and results of operations may be materially adversely affected.
Our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on our product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and manufacturers to manufacture clinical trial materials for our product candidates.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 71.0% of our outstanding voting stock as of December 31, 2023. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-

Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage, particularly in light of recent cost increases related to coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with our second annual report on Form 10-K after we become a public company, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we may be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
As part of our overall risk management process, we have established a cybersecurity risk management program for assessing, identifying, and managing risks from cybersecurity threats. Our cybersecurity risk management program is informed by recognized industry standards and frameworks and incorporates elements of the same, including elements of the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and the Federal Information Processing Standards Publication (“FIPS”).

Our cybersecurity risk management program includes a control framework and operations that utilizes tools and processes designed to prevent, detect, and analyze current and emerging cybersecurity threats, and we maintain plans and strategies to address any cybersecurity threats and incidents. These tools and processes include, but are not limited to, periodic cybersecurity risk assessments and vulnerability analyses, as well as monitoring for critical risks from cybersecurity threats using automated tools. Personnel at all levels and departments are made aware of our cybersecurity policies through participation in cybersecurity risk awareness trainings during onboarding and on an annual basis thereafter.

As necessary and appropriate, we engage consultants, or other third parties, in connection with our cybersecurity risk assessment processes. These service providers assist us in designing and implementing cybersecurity procedures, as well as in monitoring and testing the effectiveness of our cybersecurity safeguards. For example, we engage these vendors to conduct annual risk assessments, including internal and external penetration testing, to identify cybersecurity threats, as well as to perform cybersecurity risk assessments in the event of substantial changes to our business practices that may affect our information systems. These cybersecurity risk assessments are designed to include identification of reasonably foreseeable internal and external cybersecurity risks, analysis on the likelihood and potential damage that could result from such risks, and feedback on the sufficiency of our existing procedures, systems, and safeguards to mitigate such cybersecurity risks.

As part of our cybersecurity risk management program, we maintain processes related to third-party vendor cybersecurity risk management. As appropriate, we contractually require certain third-parties to certify that they have the ability to implement and maintain appropriate cybersecurity measures, consistent with applicable laws, and to promptly report any suspected cybersecurity incidents that may affect our company or our data.

We face a number of cybersecurity risks in connection with our business. Although risks from cybersecurity threats have to date not materially affected us, and we do not believe they are reasonably likely to materially affect us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats and security incidents relating to our and our third party vendors’ information systems. For more information, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.
Governance
One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors has delegated this cybersecurity risk management oversight function to our audit committee. Under the purview of our audit committee, our President and Chief Operating Officer, General Counsel, and Chief Financial Officer (“CFO”) collectively, the “Risk Management Committee”) are primarily responsible for assessing, managing and mitigating our critical risks from cybersecurity threats. Our Head of Information Technology (“IT”), who reports directly to our CFO, has primary responsibility for the day-to-day management of our cybersecurity risk management program. The individual currently operating as our Head of IT possesses approximately 19 years of experience with information technology and cybersecurity risk management programs. Our Head of IT’s responsibilities, with support from our internal IT team and external IT consultants, include assessing, monitoring, and managing our cybersecurity risks.

Our Head of IT periodically reports to our CFO on matters relating to our overall cybersecurity risk management program and, in the event of a cybersecurity incident, reports directly to our entire Risk Management Committee. The CFO reports on the cybersecurity risk management program to the other members of our Risk Management Committee and, alongside our General Counsel, provides quarterly cybersecurity risk management briefings to the audit committee, including discussion of cybersecurity risks, that include any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and other matters relevant to our overall cybersecurity risk management. Our audit committee provides quarterly updates, as appropriate, on the cybersecurity risk management program, to our full board of directors.
Item 2. Properties
Our corporate headquarters are located in Boston, Massachusetts, where we lease a facility containing approximately 81,229 square feet of office, research and development and laboratory space. The lease expires in February 2033, subject to an option to extend the lease for five additional years.
We also continue to lease approximately 23,189 of space at 6 Tide Street, our previous headquarters. The lease expires in November 2025, subject to an option to extend the lease for three additional years.
We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2023, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has traded on the Nasdaq Global Market under the symbol “TRDA” since October 29, 2021. Prior to that date, there was no public trading market for our common stock.
Holders of Our Common Stock
As of March 6, 2024, there were approximately 26 stockholders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Use of Proceeds from Initial Public Offering of Common Stock
In November 2021, the Company completed its initial public offering (IPO) in which the Company issued and sold 10,436,250 shares of its common stock, including 1,361,250 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $20.00 per share. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-260160), which was declared effective by the Securities and Exchange Commission (the SEC) on October 28, 2021. Goldman Sachs & Co. LLC, Cowen and Company, LLC and Evercore Group L.L.C. acted as joint book-running managers for the offering.
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
Overview
We are a clinical-stage biopharmaceutical company aiming to transform the lives of patients by establishing a new class of medicines which engage intracellular targets that have long been considered inaccessible. The Company’s Endosomal Escape Vehicle (EEV™)-therapeutics are designed to enable the efficient delivery of a wide range of therapeutics into a variety of organs and tissues, resulting in an improved therapeutic index. Through our proprietary, highly versatile and modular EEV platform (EEV Platform), we are building a robust development portfolio of therapeutic candidates. Our first two drug candidates are in clinical trials, and we expect to initiate additional regulatory filings by the end of 2024. We believe that the potential success of our early programs can translate into the efficient development of additional EEV therapeutic candidates and allow us to build portfolios in neuromuscular disease and beyond.
Our most advanced therapeutic candidate, ENTR-601-44, is being developed for patients with DMD that are exon 44 skipping amenable. On July 24, 2023, we received authorization from the MHRA for our Phase 1 clinical trial in healthy volunteers, ENTR-601-44-101. The Phase 1 clinical trial's primary objective is to evaluate the safety and tolerability of a single dose of ENTR-601-44 in healthy volunteers, with a target enrollment of approximately 40 participants. The trial will also evaluate pharmacokinetics and target engagement as measured by exon skipping in the skeletal muscle, bearing the Company's recent in vitro data showed that exon skipping was approximately 10-40x higher in dystrophic muscle compared to healthy muscle, suggesting that data from healthy normal volunteers may substantially underestimate potential potency. On March 13, 2024, we announced that the first, second and third cohorts of participants had been successfully dosed and we expect to report data from the Phase 1 clinical trial in the second half of 2024. The data from this trial will inform our global clinical development strategy, and if favorable, support regulatory filings to open a global multiple ascending dose (MAD) Phase 2 trial in the fourth quarter of 2024. It is expected that countries will be included in the trial on a rolling basis, as dependent on discussions with individual regulators.
On December 19, 2022, we announced that we received a clinical hold notice from the FDA regarding the IND application for ENTR-601-44. The FDA has requested that we continue to gather and submit additional information regarding ENTR-601-44 and we are actively working to resolve the clinical hold in the United States.
On January 9, 2023, we announced the selection of a second clinical candidate within our Duchenne franchise, ENTR-601-45, for the potential treatment of people living with DMD who are exon 45 skipping amenable. We plan to submit a CTA/IND application for ENTR-601-45 in the fourth quarter of 2024.
On November 7, 2023, we announced the selection of a third clinical candidate within our Duchenne franchise, ENTR-601-50, for the potential treatment of people living with DMD who are exon 50 skipping amenable. The selection of ENTR-501-50 is based on in vivo preclinical data that demonstrated robust exon 50 skipping across cardiac and skeletal muscle groups. We plan to submit a CTA/IND application for ENTR-601-50 in 2025.
We have also entered into a Strategic Collaboration and License Agreement, which was amended in October 2023, (the Vertex Agreement) with Vertex Pharmaceuticals Incorporated (Vertex) pursuant to which we granted Vertex an exclusive worldwide license to research, develop, manufacture and commercialize VX-670, our intracellular EEV-based therapeutic candidate for the treatment of myotonic dystrophy type 1 (DM1) that targets expanded CUG repeats in DM1 protein kinase (DMPK) mRNA transcripts, as well as any additional EEV-based therapeutic candidates that may be identified by the Company for the potential treatment of DM1 in the course of the parties’ global research collaboration. The Vertex Agreement provides for a four-year global research collaboration under which Vertex will fund our continued preclinical development of VX-670, as well as the option to fund additional DM1-related research activities with a goal of identifying other EEV-based therapeutic product candidates for the potential treatment of DM1. Other than our efforts under this research collaboration, Vertex will be responsible for global development, manufacturing and commercialization of the licensed products.
Under the terms of the Vertex Agreement, Entrada received $250.0 million from the Vertex agreement comprised of an upfront payment of $223.7 million and an equity investment of $26.3 million in our common stock at $16.26 per share. In October 2023, the Company achieved a milestone pursuant to the Vertex Agreement related to preclinical IND-enabling GLP toxicology studies of VX-670 that triggered a $17.5 million milestone payment, which the Company received in November 2023.

On January 7, 2024 Vertex announced authorization from the MHRA of a clinical trial application for VX-670 for patients with DM1 and initiation of a Phase 1/2 clinical trial in patients with DM1 in Canada and that it will initiate the study in the UK in the near-term. Vertex also noted that they submitted an IND application to the FDA for VX-670. The FDA requested additional information, which resulted in a clinical hold. Vertex is working to address the FDA's comments in order to initiate the study in the U.S.
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
Since inception, we have incurred significant net losses. As of December 31, 2023, we had an accumulated deficit of $195.0 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we advance our platform and EEV therapeutic candidates. We will not generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more therapeutic candidates, if ever. If we obtain regulatory approval for any therapeutic candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.
Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy, as we advance therapeutic candidates through preclinical and, if successful, into clinical development, seek regulatory approval, prepare for and, if any therapeutic candidates are approved, proceed to commercialization and operate as a public company. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions.
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

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $352.0 million. We believe that our cash, cash equivalents and marketable securities as of December 31, 2023, together with ongoing research support and the anticipated achievement of certain milestones under the Vertex Agreement will be sufficient to extend our cash runway through the second quarter of 2026, supporting the Company's expansion and continued development of EEV therapeutic candidates targeting Duchenne muscular dystrophy and advance EEV-therapeutic candidates in indications beyond neuromuscular disease. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
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

Our research and development costs are primarily devoted to supporting our neuromuscular program development and platform discovery efforts. Our direct, external research and development expenses consist primarily of fees paid to outside consultants, CROs, CMOs and research laboratories in connection with our process development, manufacturing and clinical development activities. Our direct external research and development expenses also include fees incurred under license and intellectual property purchase agreements. We expect to track these external research and development costs on a program-by-program basis as we identify specific programs and product candidates to advance into clinical development.
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
Therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our platform development efforts and planned preclinical and clinical development activities in the near term and in the future. We expect that the research and development expenses of our programs will increase in the near term as we initiate and conduct clinical trials as well as investigational new drug (CTA/IND)-enabling activities for our therapeutic candidates. Therefore, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our therapeutic candidates. The successful development of our therapeutic candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:
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
•the timing and likelihood of resolution of the clinical hold on our IND application for ENTR-601-44 and initiation of clinical trials for ENTR-601-44 in the United States;
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
Interest and Other Income
Interest and other income (expense) consists primarily of interest earned on our invested cash equivalents and marketable securities.
Income Taxes
The Company recorded income tax expense of $18.7 million for the year ended December 31, 2023. The income tax expense recorded was driven largely by the current tax liability associated with the tax recognition of the Vertex Agreement payments received during 2023. A significant portion of the taxable income related to the collaboration payment is offset by current year expenses and prior year accumulated losses. For additional details about the current year tax provision, refer to Note 9, Income Taxes, to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.
As of December 31, 2023, we had federal net operating loss carryforwards of $14.6 million, which may be available to offset future taxable income. None of our federal net operating loss carryforwards will expire, but all are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2023, we had state net operating loss carryforwards of $8.7 million, which may be available to offset future taxable income and expire at various dates beginning in 2036. As of December 31, 2023, we also had federal and state research and development tax credit carryforwards of $2.1 million and $0.8 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2039 and 2035, respectively.
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
Revenue Recognition
All of our revenue to date has been generated from the Vertex Agreement. We account for revenue pursuant to ASC Topic 606, "Revenue from Contracts with Customers" (ASC 606). For additional details regarding our associated accounting policies of ASC 606, refer to Notes 2, Summary of Significant Accounting Policies, and 12, Collaboration and License Agreements, to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
As part of the process of preparing our consolidated financial statements, we are required to make the following significant judgements and estimates to determine amounts to be recognized in collaboration revenue.
The Company recognizes revenue as research and development services are provided using an input method, according to the costs incurred as related to the respective research services and the costs expected to be incurred in the future to satisfy the performance obligations. As the Company progresses towards satisfaction of performance obligations under the Vertex Agreement, the estimated costs associated with the remaining effort required to complete the performance obligations in accordance with the research plans may change, which may materially impact revenue recognition. The Company regularly evaluates and, when necessary, updates the costs associated with the remaining effort pursuant to the performance obligations under the Vertex Agreement.
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
-Results of Operations
Comparison of the years ended December 31, 2023 and 2022

	Year ended December 31,
(in thousands)	2023	2022	Change
Collaboration revenue	$129,013	$—	$129,013
Operating expenses:
Research and development	99,884	66,609	33,275
General and administrative	32,291	30,639	1,652
Total operating expenses	132,175	97,248	34,927
Loss from operations	(3,162)	(97,248)	94,086
Other income:
Interest and other income	15,218	2,632	12,586
Total other income	15,218	2,632	12,586
Income (loss) before income taxes	$12,056	$(94,616)	$106,672
Income taxes	(18,741)	—	(18,741)
Net loss	$(6,685)	$(94,616)	$87,931
Research and Development Expenses

	Year ended December 31,
(in thousands)	2023	2022	Change
External research and development expenses:
ENTR-601-44	$9,704	$12,851	$(3,147)
ENTR-601-45	9,352	913	8,439
ENTR-601-50	2,785	168	2,617
Collaboration services(1)	11,898	11,339	559
Other preclinical and discovery programs	4,797	3,358	1,439
Other unallocated	4,208	396	3,812
Total external costs	42,744	29,025	13,719
Internal costs, including personnel related	57,140	37,584	19,556
Total research and development expenses	$99,884	$66,609	$33,275
(1)Prior year amounts for collaboration services relate to research and development costs incurred for VX-670 prior to entering into the Vertex Agreement.
Research and development expenses were $99.9 million for the year ended December 31, 2023, compared to $66.6 million for the year ended December 31, 2022. The increase of $33.3 million in research and development expenses was primarily attributable to:
•an increase of $19.6 million in internal costs driven by increased headcount in our research and development function, inclusive of stock-based compensation expense of $6.2 million and $4.2 million for the years ended December 31, 2023 and 2022, respectively, and increased facilities costs to support our expanding operations; and
•an increase of $13.7 million in external costs primarily driven by higher costs incurred as we advance our preclinical activities for our ENTR-601-45 and other preclinical and discovery programs.
We expect that our research and development expenses will increase as we continue our current research and development activities, continue clinical trials for ENTR-601-44 and our partnered candidate, VX-670, initiate new research programs, continue our preclinical development of therapeutic candidates, and progress ENTR-601-45, ENTR-601-50, and future product candidates, into clinical trials.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2023 were $32.3 million, compared to $30.6 million for the year ended December 31, 2022. The increase of $1.7 million was primarily attributable to the following:
•a $2.3 million increase in personnel-related costs, primarily as a result of the increase in headcount in our general and administrative function, inclusive of stock-based compensation expense of $6.9 million and $5.7 million for the years ended December 31, 2023 and 2022, respectively;
•a $1.3 million decrease in professional services costs;
•a $0.4 million increase in facility and equipment-related expenses in connection with the operating lease for our corporate headquarters; and
Interest and Other Income
Total interest and other income was $15.2 million for the year ended December 31, 2023, compared to $2.6 million of interest and other income for the year ended December 31, 2022. This increase is primarily driven by higher interest rates and larger investments in debt securities.
Provision for Income Taxes

The Company recorded an income tax expense of $18.7 million for the year ended December 31, 2023. The income tax expense was driven largely by the current tax liability associated with the tax recognition of the Vertex Agreement payments received during 2023. The Company reported no income tax expense for the year ended December 31, 2022.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2016, we have incurred significant operating losses. As of December 31, 2023 and 2022, we had an accumulated deficit of $195.0 million and $188.3 million, respectively. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we advance our platform and EEV therapeutic candidates. Since our inception, we have raised over $650 million of gross proceeds from sales of stock to leading biotechnology investors and from the Vertex Agreement. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $352.0 million.
In September 2023, we entered into a sales agreement (Sales Agreement) with Cowen and Company, LLC (Cowen) under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $150.0 million, in a series of one or more ATM equity offerings (the 2023 ATM Program). Cowen is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the Sales Agreement, shares will be sold pursuant to our shelf registration statement on Form S-3 (File No. 333-268099) filed with the SEC on November 1, 2022, including the base prospectus contained therein, as declared effective by the SEC on November 7, 2022. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. As of December 31, 2023, we have not sold any shares of common stock under the ATM program.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$139,803	$(93,786)
Net cash used in investing activities	(138,395)	(148,650)
Net cash provided by financing activities	21,037	479
Net increase (decrease) in cash, cash equivalents and restricted cash	$22,445	$(241,957)
Operating Activities
For the year ended December 31, 2023, net cash provided by operating activities was $139.8 million, driven by our net loss of $6.7 million, a net cash increase from changes in our operating assets and liabilities of $136.3 million, which was primarily related to the upfront and milestone payment received from Vertex, and adjustments for non-cash items, primarily relating to stock-based compensation expense of $13.1 million, depreciation expense of $2.8 million, and net accretion of premiums and discounts on marketable securities of $5.7 million.
For the year ended December 31, 2022, net cash used in operating activities was $93.8 million, consisting primarily of our net loss of $94.6 million, a net cash decrease from changes in our operating assets and liabilities of $11.1 million, and adjustments for non-cash items, primarily relating to stock-based compensation expense of $9.9 million, depreciation expense of $1.9 million, and net amortization of premiums and discounts of $0.1 million on marketable securities.
Investing Activities
Net cash used in investing activities was $138.4 million for the year ended December 31, 2023, consisting primarily of $407.2 million in purchases of marketable securities, partially offset by $274.4 million from the maturities of marketable securities, and $5.6 million in purchases of property and equipment.

Net cash used in investing activities was $148.7 million for the year ended December 31, 2022, consisting primarily of $222.0 million in purchases of marketable securities, partially offset by $76.2 million from the maturities of marketable securities, and $2.9 million from purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $21.0 million for the year ended December 31, 2023, consisting of $19.4 million in net proceeds from the issuance of 1,618,613 shares in connection with the Vertex Agreement, $1.2 million proceeds from stock option exercises and $0.4 million from the issuance of common stock under our employee stock purchase plan.
Net cash provided by financing activities was $0.5 million for the year ended December 31, 2022, consisting of $0.2 million of proceeds from stock option exercises and $0.3 million from the issuance of common stock under our employee stock purchase plan.
Funding Requirements
We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. In addition, we expect to incur additional costs associated with operating as a public company. Our operating expenses and future funding requirements are expected to increase substantially as we continue to advance our portfolio of programs. We believe that our cash, cash equivalents and marketable securities as of December 31, 2023, together with ongoing research support and the anticipated achievement of certain milestones under the Vertex Agreement will be sufficient to extend our cash runway through the second quarter of 2026, supporting the Company's expansion and continued development of EEV therapeutic candidates targeting Duchenne muscular dystrophy and advance EEV-therapeutic candidates in indications beyond neuromuscular disease. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Until such time, if ever, as we can generate substantial product revenue to support our cost structure, we expect to finance our cash needs through a combination of equity offerings, debt financings, license and collaboration agreements and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or therapeutic candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our therapeutic candidates even if we would otherwise prefer to develop and market such therapeutic candidates ourselves.
Contractual Obligations and Commitments
Lease Commitments
IDB Lease

We have a noncancellable operating lease of approximately 81,229 square feet of office and laboratory space at One Design Center Place in Boston, Massachusetts (IDB Lease). The term of the IDB lease is approximately 10 years and commenced in February 2023. The initial fixed rental rate is $0.5 million per month, which is for a 12 month period during which the base rent is payable for 65,000 square feet, and will increase 3% per annum thereafter for the entire 81,229 square feet leased.

IDB Sublease

The Company subleases a portion of the office and laboratory space leased under the IDB Lease to a third-party (subtenant). The term of the sublease commenced in April 2023. The sublease term is 3 years. The initial fixed rental rate is approximately $0.2 million per month and will increase 3% per annum thereafter.

6 Tide Street Lease

We have a noncancellable operating lease of 23,189 square feet of office and laboratory space at 6 Tide Street in Boston, Massachusetts. The term for the lease will end on November 30, 2025. The fixed rental rate is $0.5 million per month for the remainder of the lease term.

For additional information about our lease commitments, see Note 11, Leases, to our consolidated financial statements included elsewhere in this Annual Report.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Entrada Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Entrada Therapeutics, Inc. (the Company) as of December 31, 2023, and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, Massachusetts
March 13, 2024

ENTRADA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$67,602	$45,157
Marketable securities	284,367	143,555
Collaboration receivable	5,878	—
Prepaid expenses and other current assets	11,924	21,163
Total current assets	369,771	209,875
Property and equipment, net	11,191	7,681
Restricted cash	3,950	3,950
Right-of-use assets, operating leases	81,490	25,340
Other non-current assets	2,790	5,210
Total assets	$469,192	$252,056
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,277	$5,990
Accrued expenses and other current liabilities	11,325	7,576
Income taxes payable	4,024	—
Operating lease obligations, current portion	7,909	8,406
Deferred revenue, current portion	132,261	—
Total current liabilities	158,796	21,972
Operating lease obligations, net of current portion	60,321	17,530
Deferred revenue, net of current portion	7,715	—
Total liabilities	226,832	39,502
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $0.0001; 150,000,000 shares authorized; 33,461,771 shares issued and 33,437,296 shares outstanding as of December 31, 2023 and 31,448,508 shares issued and 31,394,767 shares outstanding as of December 31, 2022	3	3
Additional paid‑in capital	437,132	402,893
Accumulated other comprehensive income (loss)	195	(2,057)
Accumulated deficit	(194,970)	(188,285)
Total stockholders’ equity	242,360	212,554
Total liabilities and stockholders’ equity	$469,192	$252,056

The accompanying notes are an integral part of these consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Collaboration revenue	$129,013	$—
Operating expenses:
Research and development	99,884	66,609
General and administrative	32,291	30,639
Total operating expenses	132,175	97,248
Loss from operations	(3,162)	(97,248)
Other income:
Interest and other income	15,218	2,632
Total other income	15,218	2,632
Income (loss) before income taxes	12,056	(94,616)
Income tax	(18,741)	—
Net loss	$(6,685)	$(94,616)
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(3.02)
Weighted‑average common shares outstanding, basic and diluted	33,050,319	31,293,312
Other comprehensive loss:
Unrealized income (loss) on marketable securities, net of tax of $0	2,252	(2,057)
Total other comprehensive income (loss)	2,252	(2,057)
Total comprehensive loss	$(4,433)	$(96,673)
The accompanying notes are an integral part of these consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	31,224,336	$3	$392,384	$—	$(93,669)	$298,718
Issuance of common stock upon exercise of stock options	84,526	—	195	—	—	195
Vesting of early exercised options	58,015	—	135	—	—	135
Purchase of common stock under the employee stock purchase plan	27,890	—	284	—	—	284
Stock‑based compensation	—	—	9,895	—	—	9,895
Other comprehensive loss	—	—	—	(2,057)	—	(2,057)
Net loss	—	—	—	—	(94,616)	(94,616)
Balances at December 31, 2022	31,394,767	$3	$402,893	$(2,057)	$(188,285)	$212,554
Issuance of common stock upon exercise of stock options	214,078	—	1,187	—	—	1,187
Issuance of common stock in connection with the Vertex Agreement	1,618,613	—	19,407	—	—	19,407
Vesting of early exercised options	33,416	—	91	—	—	91
Vesting of restricted stock units	138,361	—	—	—	—	—
Purchase of common stock under the employee stock purchase plan	38,061	—	443	—	—	443
Stock‑based compensation	—	—	13,111	—	—	13,111
Other comprehensive income	—	—	—	2,252	—	2,252
Net loss	—	—	—	—	(6,685)	(6,685)
Balances at December 31, 2023	33,437,296	$3	$437,132	$195	$(194,970)	$242,360
The accompanying notes are an integral part of these consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,685)	$(94,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,841	1,895
Stock‑based compensation expense	13,111	9,895
Net amortization of premium (accretion of discount) on marketable securities	(5,779)	151
Changes in operating assets and liabilities:
Collaboration receivable	(5,878)	—
Prepaid expenses and other current assets	8,622	(14,022)
Right-of-use assets, operating leases	11,989	7,651
Other non-current assets	(11,563)	(4,338)
Accounts payable	(2,805)	5,287
Accrued expenses and other current liabilities	3,812	1,762
Income taxes payable	4,024	—
Deferred revenue	139,976	—
Operating lease liabilities	(11,862)	(7,451)
Net cash provided by (used in) operating activities	139,803	(93,786)
Cash flows from investing activities:
Purchases of property and equipment	(5,614)	(2,887)
Purchases of marketable securities	(407,207)	(221,977)
Maturities of marketable securities	274,426	76,214
Net cash used in investing activities	(138,395)	(148,650)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with the Vertex Agreement	19,407	—
Proceeds from exercise of stock options	1,187	195
Proceeds from issuance of common stock under the employee stock purchase plan	443	284
Net cash provided by financing activities	21,037	479
Net increase (decrease) in cash, cash equivalents and restricted cash	22,445	(241,957)
Cash, cash equivalents and restricted cash at beginning of year	49,107	291,064
Cash, cash equivalents and restricted cash at end of year	$71,552	$49,107
Supplemental cash flow disclosures:
Purchases of property and equipment included in accounts payable and accrued expenses	$208	$88
Right-of-use assets obtained in exchange for operating lease liabilities	$77,584	$—
Right-of-use assets surrendered as part of lease modification	$9,445	$—
Recognition of right-of-use assets upon adoption of ASC 842	$—	$32,991
Transfer of deposits for equipment from operating to investing cash flows	$617	$495
Vesting of options early exercised subject to repurchase	$91	$135
Cash paid for income taxes	$14,717	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022
1. Nature of the Business
Organization
Entrada Therapeutics, Inc. (Entrada or the Company) is a clinical-stage biopharmaceutical company aiming to transform the lives of patients by establishing a new class of medicines which engage intracellular targets that have long been considered inaccessible. The Company’s Endosomal Escape Vehicle (EEV™)-therapeutics are designed to enable the efficient delivery of a wide range of therapeutics into a variety of organs and tissues, resulting in an improved therapeutic index. The Company was incorporated in Delaware on September 22, 2016 and its principal offices are located in Boston, Massachusetts.
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
In accordance with Accounting Standards Codification (ASC) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred significant net losses since its inception, including net losses of $6.7 million and $94.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had an accumulated deficit of $195.0 million. To date, the Company has funded its operations primarily through the sale of equity securities and collaboration payments. Other than the recognition of revenue related to the collaboration payments received during the year ended December 31, 2023, the Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future.
The Company expects that its cash, cash equivalents, and marketable securities of $352.0 million as of December 31, 2023 will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months from the date of issuance of these consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its business strategy and may pursue additional cash resources through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing, or other arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed or on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
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
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, estimates related to revenue recognition, accrual and prepayment of research and development expenses, the valuation of stock-based compensation and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.
Segment Information
The Company manages its operations as a single segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of assessing performance and making operating decisions.
Revenue Recognition
To date, all revenue has been generated from the Company's Strategic Collaboration and License Agreement with Vertex, which closed in February 2023 and was amended in October 2023 (Vertex Agreement), and falls within the scope of ASC Topic 606, "Revenue from Contracts with Customers" (ASC 606), under which the Company licensed rights to VX-670 and performs research and development services. The terms of this arrangement includes a non-refundable upfront payment, reimbursement for research and development costs; development, regulatory, and commercial milestone payments; and royalties on net sales of licensed products.
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
For contracts within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered separate performance obligations. The identification of material rights requires judgments related to the determination of the value of the underlying license relative to the option exercise price, including assumptions about technical feasibility and the probability of developing a candidate that would be subject to the option rights. The exercise of a material right is accounted for as a contract modification for accounting purposes.
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
The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. For contracts within the scope of ASC 606 that contain elements within the scope of a different ASC Topic, the Company excludes the fair value such elements from the transaction price.
If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment as a change in estimate.
If an arrangement includes development or regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price in the period in which the Company deems the milestone to be probable. Milestone payments that are not within the Company’s control or a customer's control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.
The transaction price is allocated to the identified performance obligations in proportion to their standalone selling prices (SSP) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations may require significant judgment. In developing the SSP for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.
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
Amounts are recorded as a collaboration receivable when the Company's right to consideration is unconditional. To date, the Company has not recorded any credit losses on its collaboration receivables.
The Company then recognizes the revenue allocated to each performance when (or as) each performance obligation is satisfied, either at a point in time or over time. Any over time recognition is based on the use of an output or input method.
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
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. At December 31, 2023 and 2022 cash and cash equivalents include standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries.
As of December 31, 2023 and 2022, restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities located at One Design Center Place, Boston, Massachusetts. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$67,602	$45,157
Restricted cash	3,950	3,950
Total cash, cash equivalents and restricted cash	$71,552	$49,107
Marketable Securities
Investments in marketable securities are classified as available-for-sale. Available-for-sale securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ equity. Premiums or discounts from par value are amortized or accreted to investment income and/or expense over the life of the underlying investment. All of the Company’s marketable securities are available to the Company for use in current operations. As a result, the Company classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. Realized gains and losses are determined using the specific identification method and are included in interest and other income in our consolidated statement of operations.
The Company assesses impairment for its marketable securities under the available-for-sale debt security impairment model in ASC 326 as of each reporting date. Based on the model, we determine if a portion of any decline in fair value below carrying value is the result of a credit loss. The Company records credit losses in the consolidated statements of operations and comprehensive loss as credit loss expense within interest and other income, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale debt securities.
Accrued interest receivable related to the Company's available-for-sale debt securities is presented within prepaid expenses and other current assets on the Company's consolidated balance sheets. The Company has elected the practical expedient available to exclude accrued interest receivable from both the fair value and the amortized cost basis of available-for-sale debt securities for the purposes of identifying and measuring any impairment. The Company writes off accrued interest receivable once it has determined that the asset is not realizable. Any write offs of accrued interest receivable are recorded by reversing interest income, recognizing credit loss expense, or a combination of both. To date, the Company has not written off any accrued interest receivables associated with its marketable securities.
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
The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2023 and 2022. The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term nature.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight line method over the estimated useful life of each asset as follows:

Estimated Useful Life
Laboratory equipment	5 years
Furniture and fixtures	5 years
Computer equipment	3 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
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
Leases
At the inception of a lease arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and current and non-current lease liabilities, as applicable. The Company has elected not to recognize leases with an original term of one year or less on the balance sheet.
Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. To estimate its incremental borrowing rate, a credit rating applicable to the Company is estimated using a synthetic credit rating analysis since the Company does not currently have a rating agency-based credit rating. Prospectively, the Company adjusts the right-of-use assets for straight-line rent expense or any incentives received and remeasures the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date. Lease expense for lease payments is recognized on a straight-line basis over the assigned lease term.
Assumptions made by the Company at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. Changes to the terms and conditions of a lease that result in a change in the scope of or the consideration for the lease result in a lease modification. A lease modification that grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use is treated as a separate contract. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease. For any lease modifications that aren't accounted for as separate contracts, the Company remeasures its right-of-use assets and lease liabilities as of the modification date. The Company assesses its right-of-use assets for impairment in a manner consistent with its assessment for long-lived assets held and used in operations.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2023 and 2022.
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
Contingencies
The Company records liabilities for legal and other contingencies when information available to the Company indicates that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Legal costs in connection with legal and other contingencies are expensed as costs are incurred. No liabilities for legal and other contingencies were accrued as of December 31, 2023 and 2022.
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
Research and Development Expenses

Research and development costs are charged to expense as incurred. Research and development costs consist of direct and allocated costs incurred in performing research and development activities, including salaries and bonuses, stock-based compensation, employee benefits, facilities costs, third-party license fees related to technology with no alternative future use, laboratory supplies, depreciation, manufacturing expenses, preclinical expenses, clinical expenses, consulting and other contracted services. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed or until it is no longer expected that the goods will be delivered or the services rendered.
The Company has entered into various research and development related contracts with third parties. These agreements are cancellable with prior written notice, and related fees are recorded as research and development expenses as incurred. Payments for these agreements are based on the terms of the individual contracts, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying consolidated balance sheets as prepaid and other assets or accrued liabilities. When evaluating the adequacy of the accrued liabilities and prepaid expenses, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued and prepaid balances at the end of any reporting period. Actual results could differ from the Company’s estimates.
Patent Costs
All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.
Stock-Based Compensation
The Company’s stock-based compensation program allows for grants of stock options and restricted stock units. Grants are awarded to employees and non-employees, including the Company’s board of directors.
The Company accounts for its stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, non-employees and directors, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. The Company estimates the fair value of options granted using the Black-Scholes option-pricing model (Black-Scholes) for stock option grants to both employees and non-employees. The fair value of the Company’s common stock is used to determine the fair value of restricted stock units.
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
Comprehensive Loss
Comprehensive loss includes net loss and other comprehensive loss. For both the year ended December 31, 2023 and the year ended December 31, 2022, comprehensive loss consists of net loss and changes in unrealized gains and losses on marketable securities.
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
Recently Adopted Accounting Pronouncements
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326)
Effective January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). This ASU requires that credit losses for financial instruments measured at amortized cost be reported using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard requires allowances to be recorded for any credit losses instead of reducing the amortized cost of the investment. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. This guidance did not have an impact on the Company's consolidated financial statements.
ASU No. 2022-03, Fair Value Measurement (Topic 820)
Effective January 1, 2023, the Company adopted ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies that a contractual restriction on the sale of an investment in an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring its fair value. For additional information regarding the impact of the adoption of this ASU on our consolidated financial statements, refer to Note 12, Collaboration and License Agreements.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. In particular, the standard will require more detailed information in the income tax rate reconciliation, as well as the disclosure of income taxes paid disaggregated by jurisdiction, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of the standard on the presentation of its consolidated financial statements and footnotes.
3. Marketable Securities
The following is a summary of the Company's marketable securities at December 31, 2023 and December 31, 2022 (in thousands).

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$235,500	$127	$(41)	$235,586
Corporate debt securities	25,466	—	(29)	25,437
Total securities with a maturity of one year or less	$260,966	$127	$(70)	$261,023

U.S. government agency securities and treasuries	15,537	45	—	15,582
Corporate debt securities	7,669	93	—	7,762
Total securities with a maturity of greater than one year	$23,206	$138	$—	$23,344
Total available-for-sale securities	$284,172	$265	$(70)	$284,367

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$100,555	$—	$(1,159)	$99,396
Corporate debt securities	41,615	—	(774)	40,841
Total securities with a maturity of one year or less	$142,170	$—	$(1,933)	$140,237

U.S. government agency securities and treasuries	—	—	—	—
Corporate debt securities	3,442	—	(124)	3,318
Total securities with a maturity of greater than one year	$3,442	$—	$(124)	$3,318
Total available-for-sale securities	$145,612	$—	$(2,057)	$143,555

As of December 31, 2023, the Company had 20 marketable securities with a total fair market value of $101.7 million in an unrealized loss position. As of December 31, 2022, the Company had 32 marketable securities with a total fair market value of $143.6 million in an unrealized loss position.
The Company believes that any unrealized losses associated with the decline in value of its securities are temporary and primarily related to the change in market interest rates since purchase. The Company believes that it is more likely than not that it will be able to hold its debt securities to maturity and that there was no material change in the credit risk of the above instruments since January 1, 2023. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity and no allowance for credit losses was recognized.
As of December 31, 2023 and December 31, 2022, $1.7 million and $0.6 million, respectively, of accrued interest receivable was included in prepaid expenses and other current assets.
4. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:(1)
Money market funds	$67,102	$—	$—	$67,102
Marketable securities:
U.S. government agency securities and treasuries	—	251,168	—	251,168
Corporate debt securities	—	33,199	—	33,199
Total	$67,102	$284,367	$—	$351,469

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$44,907	$—	$—	$44,907
Marketable securities:
U.S. government agency securities and treasuries	$—	$99,396	$—	$99,396
Corporate debt securities	—	44,159	—	44,159
Total	$44,907	$143,555	$—	$188,462
(1)The cash equivalent amounts above do not include $0.5 million and $0.3 million of cash related to checking accounts included in cash and cash equivalents as of December 31, 2023 and December 31, 2022. These amounts are excluded as no valuation is needed for cash in checking accounts.
Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. The Company measures its debt securities at fair value on a recurring basis using inputs that are observable or can be corroborated by observable market data and classifies those instruments within Level 2 of the fair value hierarchy.
5. Property and Equipment, Net
Property and equipment, net consisted of the following at December 31 (in thousands):

	2023	2022
Laboratory equipment	$12,596	$8,335
Furniture and fixtures	2,228	161
Computer equipment	431	43
Leasehold improvements	1,859	1,859
Construction in progress	—	584
Total property and equipment	17,114	10,982
Less: accumulated depreciation	(5,923)	(3,301)
Property and equipment, net	$11,191	$7,681
Depreciation expense for the years ended December 31, 2023 and 2022 was $2.8 million and $1.9 million, respectively.
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at December 31 (in thousands):

	2023	2022
Employee compensation and benefits	$6,660	$5,063
External research and development expenses	2,894	1,157
General and administrative professional service expenses	767	925
Other	1,004	431
Total accrued expenses and other current liabilities	$11,325	$7,576
7. Common Stock and Preferred Stock
Common Stock
As of both December 31, 2023 and December 31, 2022, the Company’s certificate of incorporation, as amended and restated effective upon the completion of the IPO, authorized the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share. The holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders. The holders of common stock do not have any cumulative voting rights. Holders of common stock are entitled to receive ratably any dividends declared by the board of directors out of funds legally available for that purpose, subject to any preferential dividend rights of any outstanding preferred stock. Common stock has no preemptive rights, conversion rights or other subscription rights or redemption or sinking fund provisions. In the event of liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in all assets remaining after payment of all debts and other liabilities and any liquidation preference of any outstanding preferred stock.
In February 2023, in connection with the closing of the Vertex Agreement, the Company and Vertex also closed their Stock Purchase Agreement for the sale and issuance of 1,618,613 shares of Entrada's common stock (the “Shares”) to Vertex for an aggregate purchase price of approximately $26.3 million or $16.26 per share. See Note 12, Collaboration and License Agreements, for further discussion of the Company's accounting for the shares sold in connection with the closing of the Vertex Agreement.
In September 2023, the Company entered into a sales agreement (the Sales Agreement) with Cowen and Company, LLC, acting as the Company's agent and/or principal (the Sales Agent), with respect to an "at the market offering" program under which the Company may, from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. During the year ended December 31, 2023, there have been no sales of common stock pursuant to the Sales Agreement.
Shares Reserved for Future Issuance under Equity Compensation Plans
The Company has reserved the following shares of common stock for future issuance under equity compensation plans at December 31:

	2023	2022
Exercise of outstanding stock options	5,414,360	5,028,850
Vesting of outstanding restricted stock	1,268,461	463,964
Future awards under the 2021 Stock Option and Incentive Plan	1,697,832	1,976,758
Future awards under the 2021 Employee Stock Purchase Plan	839,539	563,115
Total shares of authorized common stock reserved for future issuance	9,220,192	8,032,687
Preferred Stock
As of both December 31, 2023 and December 31, 2022, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, $0.0001 par value, in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting, or the designation of, such series, any or all of which may be greater than the rights of common stock. As of both December 31, 2023 and December 31, 2022, there were no shares of undesignated preferred stock issued or outstanding.

8. Stock-Based Compensation
2021 Plan
In September 2021 the Company’s board of directors adopted, and in October 2021 the Company’s stockholders approved, the 2021 Plan, which became effective as of the date immediately prior to the date of the effectiveness of the registration statement for the IPO. The 2021 Plan allows the board of directors to grant incentive stock options or non-qualified stock options, restricted stock, restricted stock units and other equity awards to the Company’s officers, employees, directors and other key persons. In addition, the 2021 Plan includes a provision that allows for an automatic annual increase of 4% in the number of shares of common stock available for issuance under the 2021 Plan. Upon the adoption of the 2021 Plan, the Company ceased granting awards under the 2016 Plan. The total number of shares of common stock authorized for issuance under the 2021 Plan as of December 31, 2023 was 6,336,068 shares and was 5,262,917 shares as of December 31, 2022.
As of December 31, 2023, the Company had issued stock options and restricted stock units (RSUs) under the 2021 Plan. Both stock options and RSUs issued are comprised of service-based awards granted to employees. Vesting of stock options is subject to the recipient’s continued employment or service. Stock options and RSUs typically vest over a four-year period.
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
The 2016 Plan will continue to govern the outstanding equity awards granted thereunder. The total number of shares of common stock authorized for issuance under the 2016 Plan as of December 31, 2023 and 2022 was 2,044,585 shares and 2,206,655 shares, respectively. As of both dates, all shares of common stock authorized for issuance under the 2016 Plan relate to outstanding stock options.
2021 Employee Stock Purchase Plan
In September 2021, the Company’s board of directors adopted, and in October 2021 the Company’s stockholders approved, the ESPP, which became effective as of the date immediately prior to the date of the effectiveness of the registration statement for the IPO. The ESPP is administered by the person or persons appointed by the Company’s board of directors for such purpose. The ESPP initially provided participating employees with the opportunity to purchase up to an aggregate of 278,762 shares of common stock. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year beginning in 2022 and continuing through and including 2031 by the lesser of (i) 1% of the outstanding number of shares of our common stock of the immediately preceding December 31, (ii) 557,524 shares or (iii) such number of shares as determined by the ESPP administrator. The total number of shares of common stock authorized for issuance under the 2021 ESPP as of December 31, 2023 and 2022 was 839,539 shares and 563,115 shares, respectively.
Compensation expense for discounted purchases under the 2021 ESPP is measured using the Black-Scholes model to compute the fair value of the lookback provision plus the purchase discount and is recognized as compensation expense over the course of the offering period.
Stock-Based Compensation
The Company recognized stock-based compensation expense in the consolidated statements of operations and comprehensive loss, by award type, as follows (in thousands):

	Year ended December 31,
	2023	2022
Stock Options	$9,887	$8,648
Restricted Stock Units	3,015	1,106
ESPP	209	141
Total	$13,111	$9,895
Stock-based compensation expense recorded as research and development and general and administrative expenses in the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year ended December 31,
	2023	2022
Research and development expenses	$6,169	$4,166
General and administrative expenses	6,942	5,729
Total	$13,111	$9,895
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted for the years then ended:

	December 31, 2023	December 31, 2022
Risk‑free interest rate	4.09%	2.20%
Expected volatility	72%	71%
Expected dividend yield	—	—
Expected term (in years)	6.01	6.04
Early Exercise of Unvested Stock Options
Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in current liabilities on the balance sheet. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. Vesting can occur in the year of exercise and thereafter. There were 14,745 and 53,741 unvested shares related to early exercises of stock options as of December 31, 2023 and December 31, 2022, respectively. In the years ended December 31, 2023 and 2022, the liability associated with the unvested early exercise of stock options was $0.1 million and $0.2 million, respectively.
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of Shares	Weighted‑Average Exercise Price	Weighted‑Average Remaining Contractual Term	Aggregate Intrinsic Value(2)
			(in years)	(in thousands)
Outstanding as of December 31, 2022	5,028,850	$10.95
Granted	799,144	13.85
Exercised	(214,078)	5.54
Forfeited	(199,556)	15.63
Outstanding as of December 31, 2023	5,414,360	$11.42	7.78	$25,569
Exercisable as of December 31, 2023(1)	3,297,593	$9.49	7.26	$21,529
(1)This represents the number of vested and unvested options exercisable as of December 31, 2023.

(2)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing price of the Company's common stock at December 31, 2023 for the options that were in the money as of December 31, 2023.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 was $2.1 million and $1.0 million, while the company received $1.2 million and $0.2 million in proceeds for the exercise of these options, respectively.
The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $9.23 per share and $7.51 per share, respectively. As of December 31, 2023, there was $20.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.
Restricted Stock Units
During the year ended December 31, 2023, RSUs were granted to employees with vesting conditions based on continued service over time. Accordingly, stock-based compensation expense for such awards is recognized using a straight-line attribution model over the vesting term of each RSU. The fair value of each RSU is based on the closing price of the Company's common stock on the date of grant. For the majority of RSUs, the restricted stock vests over a four-year period, with 25% of the shares vesting on each anniversary of the grant date.
A summary of restricted stock activity during the year ended December 31, 2023 is as follows:

	Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested as of December 31, 2022	463,964	$12.26
Issued	990,167	14.29
Vested	(138,361)	12.30
Forfeited	(47,309)	12.51
Unvested as of December 31, 2023	1,268,461	$13.83
As of December 31, 2023, there was $15.1 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average remaining vesting period of 3.17 years.

9. Income Taxes
The Company recorded $12.1 million of pre-tax book income for the year ended December 31, 2023. The Company recorded a pre-tax book loss for the year ended December 31, 2022. The Company has no foreign operations.
The components of the income tax expense for the years ended December 31, 2023 and 2022 (in thousands) were:

	Year Ended December 31,
	2023	2022
Current:
Federal	$14,962	$—
State	3,779	—
Foreign	—	—
Total current tax provision	18,741	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred tax provision	—	—
Total income tax provision	$18,741	$—
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	5.1	5.5
Federal and state research and development tax credits	-50.3	5.0
Non-deductible stock compensation and non-taxable items	11.3	(1.4)
Change in deferred tax asset valuation allowance	170.3	(30.1)
Change in state tax rates	(1.9)	—
Effective income tax rate	155.5%	—%
Net deferred tax assets as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$3,617	$32,148
Research and development tax credit carryforwards	2,706	7,679
Intangible assets	2,326	1,142
Capitalized research and development expenses	32,803	15,747
Deferred revenue	36,726	—
Lease liability	22,581	7,031
Stock compensation	1,709	1,109
Other	—	34
Total deferred tax assets	102,468	64,890
Deferred tax liabilities:
Property and equipment	(2,044)	(298)
Right-of-use asset	(22,237)	(6,869)
Prepaid expenses	(281)	(304)
Total deferred tax liabilities	(24,562)	(7,471)
Valuation allowance	(77,906)	(57,419)
Net deferred tax assets	$—	$—

The Company recorded income tax expense of $18.7 million for the year ended December 31, 2023. The income tax expense recorded was driven largely by the current tax liability associated with the tax recognition of the Vertex Agreement payments received during 2023. A significant portion of the taxable income related to the collaboration payment is offset by current year expenses and prior year accumulated losses.
As of December 31, 2023, the Company had federal net operating loss carryforwards of $14.6 million, which may be available to offset future taxable income. None of our federal net operating loss carryforwards will expire, but all are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2023, the Company had state net operating loss carryforwards of $8.7 million, which may be available to offset future taxable income and expire at various dates beginning in 2036. As of December 31, 2023, the Company also had federal and state research and development tax credit carryforwards of $2.1 million and $0.8 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2039 and 2035, respectively.
Utilization of the NOLs and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382, as well as similar state provisions. These ownership changes may limit the amount of NOLs and research and development tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. If a change in control as defined by Section 382 has occurred at any time since the Company’s formation, utilization of its NOLs or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, which could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOLs or research and development tax carryforwards before their utilization. The Company has determined that ownership changes have occurred in the past and that certain NOLs and research and development tax credit carryforwards will be subject to limitation.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which consist primarily of net operating loss carryforwards and research and development tax credit carryforwards, capitalized research and development expenses and deferred revenue. Management has considered the Company’s history of cumulative net losses incurred since inception, estimated future taxable income, and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of federal and state net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2023 and 2022. The Company reevaluates the positive and negative evidence at each reporting period.
The valuation allowance increased by $20.5 million and $28.5 million for the years ended December 31, 2023 and 2022, respectively.
The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its consolidated statements of operations. As of December 31, 2023 and 2022, the Company had not recorded any reserves for uncertain tax positions or related interest and penalties.
In 2017, the Tax Cuts and Jobs Act of 2017 (2017 Tax Act) was signed into law. Among other provisions, the 2017 Tax Act requires taxpayers to capitalize and amortize research and experimental (R&E) expenditures under Section 174 for tax years beginning after December 31, 2021. As such, the rule noted became effective for the Company during the year ended December 31, 2022 and resulted in the capitalization of certain R&E costs within its tax provision. The Company will amortize such costs for tax purposes over 5 years if the R&E was performed in the United States and over 15 years if the R&E was performed outside the United States.
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. Due to net operating losses incurred, the Company’s tax returns from inception to date are subject to examination by the taxing authorities.
10. Commitments and Contingencies

In 2018, the Company entered into a definitive license agreement with Ohio State Innovation Foundation (OSIF), an affiliate of The Ohio State University, (OSIF License Agreement) in which OSIF granted the Company an exclusive worldwide, sublicensable license to certain intellectual property under certain patent rights to research, develop, and otherwise commercialize a product generated from the licensed intellectual property. The Company is obligated to make milestone payments of up to $2.6 million upon the occurrence of specified research, development, and commercial activities for each of the first three license products related to the above technology. In addition, OSIF will receive tiered royalty payments on the applicable licensed program and platform products at a percentage ranging in single-digit royalties of net sales subject to reductions and offsets in certain circumstances, as well as a fee on sublicensed consideration of up to 15% of non-royalty sublicensing consideration.

Concurrently with the Company entering into and later amending the Vertex Agreement, the Company entered into a sublicense agreement with Vertex, which was amended in October 2023 (Sublicense Agreement). Pursuant to the Sublicense Agreement, the Company granted to Vertex an exclusive sublicense under certain intellectual property licensed to the Company under the OSIF License Agreement. The material terms of the Sublicense Agreement mirror those of the Vertex Agreement, and the payments described in connection with the Vertex Agreement in Note 12, Collaboration and License Agreements, are in consideration for the rights granted under both the Vertex Agreement and Sublicense Agreement.

In November 2023, the Company paid approximately $0.1 million for a milestone fee under the OSIF License Agreement. The triggering of all other milestone fees was not considered probable as of December 31, 2023.

In April 2023, the Company paid OSIF a sublicense fee of $2.8 million related to the upfront payment received from Vertex in February of 2023. In January 2024, the Company paid OSIF a sublicense fee of $0.2 million related to the Vertex milestone achieved in October of 2023. This amount was accrued for as of December 31, 2023. If the Company receives any additional sublicensing consideration, it will owe additional fees to OSIF pursuant to the terms of the OSIF License Agreement.

All costs associated with milestone and sublicense fees are recorded as research and development expenses. For the years ended December 31, 2023 and 2022, the Company reimbursed OSIF for patent costs of $0.1 million and $0.2 million, respectively.
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
The IDB Lease has a term of approximately 10 years, unless earlier terminated in accordance with the terms of the IDB Lease. The Company has (i) the option to extend the IDB Lease for an additional period of five (5) years, and (ii) a right of first offer on adjacent space to the Premises, subject to the terms and conditions of the IDB Lease. As these options are not reasonably certain of occurring, they have not been included in the initial calculation of the Company's ROU asset upon lease commencement.

Under the terms of the IDB Lease, the Landlord provided an allowance of $19.5 million toward the cost of completing tenant improvements for the Premises. In addition, the Landlord provided an additional contribution of $1.6 million toward the cost of tenant improvements to the Premises, which amount shall be repaid by the Company over the term of the IDB Lease. Such repayments are included in the maturity of the lease liability table below. As of December 31, 2023, the Company had received the full tenant improvement allowance from the Landlord.

The Company concluded that the improvements resulting from both the Landlord's build-out and the tenant improvements are the Landlord's assets for accounting purposes. Accordingly, the $13.9 million of costs incurred by the Company related to the tenant improvements in excess of the Landlord's allowance were reclassified from other non-current assets to right-of-use assets upon commencement of the IDB lease and will be recognized as rent expense over the remaining lease term.
In connection with the execution of the IDB Lease, the Company executed a cash-collateralized letter of credit, which may be reduced in the future subject to reduction requirements specified in the IDB Lease therein. The $4.0 million of cash collateralizing the letter of credit is classified as restricted cash on the Company's consolidated balance sheets.
6 Tide Street Lease
The Company entered into an operating lease for office and laboratory space at 6 Tide Street in Boston, Massachusetts in February 2020, and entered into subsequent amendments through 2021 to lease additional space (6 Tide Street Lease). Such amendments run co-terminus with the original lease.
During 2023, the Company entered into amendments to the 6 Tide Street lease pursuant to which the Company surrendered portions of the leased space in exchange for being relieved of its obligation to make lease payments. Upon the lease modification, the Company reassessed its incremental borrowing rate and remeasured the lease liability and right-of-use asset. Subsequent to the amendment, the Company continues to classify the 6 Tide Street Lease as an operating lease.
As of December 31, 2023, the Company had a total of 23,189 square feet licensed at this facility. The term for the remaining leased space will end on November 30, 2025. The fixed rental payment will be approximately $0.5 million per month for the remainder of the lease term. The Company has the option to extend the remaining leased space for a period of 3 years, or terminate such remaining space leased without penalty provided sufficient notice is given. At the adoption of ASC 842, the Company concluded that it is not reasonably certain that it will exercise its option to terminate the lease early or exercise its option to extend the leased space.
As of December 31, 2023, the Company's security deposit for the 6 Tide Street Lease was $0.7 million, of which, $0.3 million is recorded as a component of other current assets as it is expected to be received with one year of the balance sheet date. The remaining $0.4 million is recorded as a component of other non-current assets.
Summary of all lease costs recognized under ASC 842
The components of all operating lease cost were as follows (in thousands):

Year ended December 31, 2023
Operating lease cost	$16,395
Variable lease cost	—
Total lease cost	$16,395
Supplemental information related to all operating leases was as follows:

Other information	Year ended December 31, 2023
Operating cash flows used for operating leases (in thousands)	$16,268
Weighted average remaining lease term	8.2 years
Weighted average discount rate	8.13%
Future payments due under all operating leases as of December 31, 2023 were as follows (in thousands):

Maturity of lease liabilities	Amount
2024	13,084
2025	13,161
2026	8,826
2027	9,083
2028	9,349
Thereafter	41,091
Total lease payments	$94,594
Less: imputed interest	(26,364)
Present value of operating lease liabilities	$68,230
IDB Sublease
In December 2022, the Company entered into a sublease agreement to sublease a portion of the office and laboratory space leased under the IDB Lease to a third-party (subtenant). The sublease term is 3 years and the subtenant has an option to extend the lease term for 6 months. The initial fixed rental rate is $0.2 million per month, and will increase 3% per annum thereafter. The sublessee is obligated to pay its ratable portion of operating expenses during the sublease term. The Company received a letter of credit of $0.5 million in place of a security deposit. As of December 31, 2023, no amounts have been drawn on the letter of credit.
The sublease accounting commencement date occurred in April 2023. During the year ended December 31, 2023, the Company recognized $1.5 million of sublease income. Such amount is recorded as a reduction to rent expense.
12. Collaboration and License Agreements
Vertex Agreement - Overview
The Company and Vertex closed the Vertex Agreement in February 2023, as amended in October 2023, pursuant to which the Company granted Vertex an exclusive worldwide license to research, develop, manufacture and commercialize VX-670, as well as any additional EEV-based therapeutic candidates that may be identified by the Company for the potential treatment of myotonic dystrophy type 1 (DM1) in the course of the parties’ global research collaboration. In October 2023, the Company and Vertex amended the Strategic Collaboration and License Agreement to clarify a milestone and related payment terms.
The Vertex Agreement provides for a four-year global research collaboration under which Entrada will continue to perform preclinical development of the Company's partnered candidate VX-670 pursuant to the mutually agreed-upon research plan (Research Plan). The Research Plan is overseen by a Joint Research Committee (JRC) as detailed in the Vertex Agreement. Pursuant to the terms of the Vertex Agreement, the JRC may amend the Research Plan to include additional DM1-related research activities with a goal of identifying other EEV-based therapeutic product candidates for the potential treatment of DM1. Vertex is obligated to reimburse the Company’s research expenses incurred in performing activities under the Research Plan.
Pursuant to the Vertex Agreement, the Company received an upfront payment of $223.7 million, and Vertex made an equity investment of $26.3 million by purchasing 1,618,613 shares of the Company's common stock, pursuant to a separate but simultaneously executed stock purchase agreement. Under the terms of the Vertex Agreement, the Company is eligible to receive up to $485.0 million upon the achievement of certain research, development, regulatory and commercial milestones. The Company will also receive tiered royalties, from the mid to high single digits based on potential future net sales of licensed products as set forth in the Vertex Agreement. In October 2023, the Company achieved a milestone pursuant to the Vertex Agreement related to preclinical IND-enabling GLP toxicology studies of VX-670 that triggered a $17.5 million milestone payment, which the Company received in November 2023.
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
Vertex Agreement - Accounting Analysis
The Company determined that the Vertex Agreement should be accounted for in accordance with ASC 606 as Vertex was deemed to be a customer. The Company assessed the promised goods and services under the Vertex Agreement in accordance with ASC 606. At inception, the Vertex Agreement included one performance obligation which was the combination of the exclusive license and the performance of the research activities for VX-670 (Performance Obligation One). The Company concluded that the license is not distinct from the research and development services for VX-670 during the research collaboration as Vertex cannot fully exploit the value of the license without receipt of such services. The Company also determined, at inception, that Vertex's ability to engage Entrada to perform work on additional EEV-based therapeutic candidates for the potential treatment of DM1 through the JRC represented customer options. The Company concluded that these customer options do not represent a material right as these services will be reimbursed by Vertex at a price that represents standalone selling price for such services.
In the second quarter of 2023, pursuant to the terms of the agreement, Vertex amended the Research Plan (The Amended Research Plan) to engage Entrada to perform work on additional EEV-based therapeutic candidates for the potential treatment of DM1 (Performance Obligation Two). Such work is treated as a separate contract for accounting purposes and represents a separate performance obligation as the activities are distinct from the combined license and research activities for VX-670.
Determination of Transaction Price
At the commencement of the arrangement, the Vertex Agreement had a fixed transaction price of $232.0 million, primarily consisting of the $223.7 million upfront fee plus a premium of $6.9 million related to the 1,618,613 shares sold to Vertex under the Stock Purchase Agreement when measured at fair value on the date of issuance. The shares issued to Vertex pursuant to the Stock Purchase Agreement were unregistered and therefore considered restricted securities at the time of issuance. As a result, the fair value of the shares issued to Vertex of $19.4 million was calculated using the closing price of the Company's unrestricted common shares on February 8, 2023, adjusted to reflect a discount for lack of marketability (DLOM) due to the shares issued being unregistered and therefore subject to related sale restrictions.
The Company is also entitled to reimbursement of costs incurred in connection with the delivery of services performed for VX-670 and for additional EEV-based therapeutic candidates under the Amended Research Plan. The Company utilized the most likely amount approach to estimate the expected cost reimbursement. The Company concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available.
In October 2023, the Company achieved a milestone related to preclinical IND-enabling GLP toxicology studies of VX-670, which triggered a $17.5 million payment that was received in November 2023. Upon the achievement of the milestone, the Company recorded a $7.8 million cumulative catch-up entry to collaboration revenue. No additional milestones were deemed probable of being achieved as of December 31, 2023 and, therefore, all remaining milestone payments were fully constrained and excluded from the transaction price as of December 31, 2023. The Company re-evaluates the probability of achievement of development milestones and any related constraint at each period end, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.
Allocation and Recognition
As of December 31, 2023, the transaction price for the combination of the exclusive license and the performance of the research activities for VX-670 consists of (i) the upfront payment, (ii) the milestone achieved in October 2023 and (iii) reimbursement of costs incurred in connection with the delivery of services under the Amended Research Plan associated with VX-670. The transaction price for the work on additional EEV-based therapeutic candidates consists of the reimbursement of costs incurred in connection with the delivery of services under the Amended Research Plan associated with such work.
The Company recognizes revenue associated with both performance obligations as the related research and development services are provided using an input method, according to the costs incurred as related to the respective research services and the costs expected to be incurred in the future to satisfy the performance obligations in accordance with the Amended Research Plan. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligations. The estimated costs associated with the remaining effort required to complete the performance obligations in accordance with the research plans may change, which may materially impact revenue recognition. The Company regularly evaluates and, when necessary, updates the costs associated with the remaining effort pursuant to the performance obligations under the Vertex Agreement and records any necessary adjustment to revenue for the change in estimate.
The amounts received that have not yet been recognized as revenue are deferred on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. The performance obligations have not been fully satisfied as of December 31, 2023.
The following table summarizes the revenue recognized in connection with the Company's performance under the Vertex Agreement during the year ended December 31, 2023.

	Year ended December 31,
	2023	2022
Collaboration services revenue	$17,508	$—
Recognition of upfront and milestone payments	111,505	—
Total	$129,013	$—

The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at December 31, 2023 is $139.0 million. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining term of the research plan.
The costs incurred to perform the research activities pursuant to the Vertex Agreement are recorded in research and development expenses.

Pierrepont Agreement

In July 2023, the Company and Pierrepont Therapeutics, Inc. (Pierrepont) entered into a license agreement (the Pierrepont Agreement) to advance the development of ENTR-501, the Company’s intracellular thymidine phosphorylase enzyme replacement therapy in development for the treatment of mitochondrial neurogastrointestinal encephalomyopathy (MNGIE). The Company recognized no revenue related to this agreement for the year ended December 31, 2023 as the underlying performance obligations had not been delivered as of December 31, 2023.
13. Employee Benefit Plan
The Company has a defined-contribution plan under Section 401(k) of the Code (401(k) Plan). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In 2022, the Company began making matching contributions to the Plan. The Company's contributions were $0.9 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively.
14. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(6,685)	$(94,616)
Denominator:
Weighted‑average common shares outstanding, basic and diluted	33,050,319	31,293,312
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(3.02)

Common Stock Equivalents
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2023	2022
Unvested restricted common stock	1,268,461	463,964
Unvested shares from early exercises	14,745	53,741
Stock options to purchase common stock	5,414,360	5,028,850
	6,697,566	5,546,555
15. Subsequent Events
For the year ended December 31, 2023, subsequent events were evaluated through the date on which these consolidated financial statements were issued to determine if such events should be reflected in these consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the SEC)'s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting due to an exemption provided by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2023, our officers and directors took the following actions with respect to 10b5-1 trading arrangements:

Trading Arrangement
	Action	Date	Type of Trading Arrangement	Nature of Trading Arrangement	Total Shares to be Sold	Expiration Date
Natarajan Sethuraman (Chief Scientific Officer)	Adopt	12/14/2023	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company's common stock pursuant to the terms of the plan	33,856 (1)	4/13/2025
(1)Subject to increase based on any shares not sold under a previous 10b5-1 plan which will expire in April of 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be included in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.

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
10.1#
2016 Stock Incentive Plan, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended filed by the Registrant on October 25, 2021).

10.2#
2021 Stock Option and Incentive Plan and form of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed by the Registrant on October 25, 2021).

10.3#	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed by the Registrant on October 25, 2021).
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

10.6#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed by the Registrant on October 25, 2021).
10.7#	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed by the Registrant on October 25, 2021).
10.8#	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed by the Registrant on May 10, 2023).
10.9#
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

10.12#
Amended and Restated Strategic Advisory Agreement, by and between the Registrant and Peter S. Kim, effective as of November 2, 2021 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed by the Registrant on October 25, 2021).

10.13*†
Exclusive License Agreement, by and between the Registrant and Ohio State Innovation Foundation, dated as of December 14, 2018, as amended by Amendment No. 1 on October 8, 2019, Amendment No. 2 on March 9, 2020, Amendment No. 3 on July 6, 2021, Amendment No. 4 on February 7, 2022, and Amendment No. 5 on November 10, 2022.

10.14*†	Lease Agreement, dated March 16, 2022, by and between the Registrant and IDB 17-19 Drydock Limited Partnership, as amended by Amendment No. 1 on April 5, 2023.
10.15
Stock Purchase Agreement, dated December 7, 2022, by and between the Registrant and Vertex Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 8, 2022).

10.16*†	Strategic Collaboration and License Agreement, dated December 7, 2022, by and between the Registrant and Vertex Pharmaceuticals Incorporated, as amended by Amendment No. 1 on October 26, 2023.
10.17*†	Sublicense Agreement dated December 7, 2022, by and between the Registrant and Vertex Pharmaceuticals Incorporated, as amended by Amendment No. 1 on October 26, 2023.
21.1*	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by the Registrant on March 6, 2023).
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Entrada Therapeutics, Inc. Compensation Recovery Policy.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

Date: March 13, 2024	ENTRADA THERAPEUTICS, INC.

	By:	/s/ Dipal Doshi
	Name:	Dipal Doshi
	Title:	Chief Executive Officer and Director
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

Name	Title	Date

/s/ Dipal Doshi	Chief Executive Officer and Director	March 13, 2024
Dipal Doshi	(Principal Executive Officer)

/s/ Kory Wentworth	Chief Financial Officer	March 13, 2024
Kory Wentworth	(Principal Financial and Accounting Officer)

/s/ Kush M. Parmar, M.D., Ph.D.	Chairman and Director	March 13, 2024
Kush M. Parmar, M.D., Ph.D.

/s/ Gina Chapman	Director	March 13, 2024
Gina Chapman

/s/ Peter S. Kim, Ph.D.	Director	March 13, 2024
Peter S. Kim, Ph.D.

/s/ Mary Thistle	Director	March 13, 2024
Mary Thistle

/s/ Bernhardt Zeiher, M.D.	Director	March 13, 2024
Bernhardt Zeiher, M.D.