Form 10-Q
period 2024-03-31
Entrada Therapeutics, Inc.
filed 2024-05-07
CIK 1689375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, the registrant had 33,758,976 shares of common stock, $0.0001 par value per share, outstanding.

We own various U.S. federal trademark applications and unregistered trademarks, including our company name and logo, that we use in connection with the operation of our business. This Quarterly Report on Form 10-Q ("Quarterly Report") may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this Quarterly Report is not intended to, and does not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks and trade names referred to in this Quarterly Report may appear without the ®, TM or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner of these trademarks, service marks and trade names will not assert, to the fullest extent under applicable law, its rights.
From time to time, we may use our website or our LinkedIn profile at www.linkedin.com/company/entradatx to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors Relations section of our website, available at www.entradatx.com. Investors are encouraged to review the Investors Relations section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website or our LinkedIn profile is not incorporated into, and does not form a part of, this Quarterly Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Quarterly Report") contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are based on our management’s belief and assumptions and on information currently available to our management. These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
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
•the timing, scope and likelihood of regulatory filings and approvals, including timing of any Investigational New Drug application ("IND") and final U.S. Food and Drug Administration ("FDA") or foreign equivalent approval of our current therapeutic candidates or any future therapeutic candidates;
•the timing or content of any update regarding our regulatory filings;
•the ability to leverage our proprietary EEV platform ("EEV Platform") to efficiently develop additional therapeutic candidates, including by applying learnings from one program to other programs and from one indication to our other indications;
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
•the period over which we estimate our available financial resources, together with ongoing research support and the anticipated receipt of a milestone payment for the milestone achieved in the first quarter of 2024 under the Vertex Agreement will enable us to fund the Company’s current and future operating expenses and capital expenditure requirements;

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
•our expectations regarding the period during which we will remain an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act");
•our anticipated use of our existing resources;
•the expected timing, progress and success of our collaboration with Vertex Pharmaceuticals Incorporated ("Vertex"), including any future payments we may receive under our collaboration and license agreements, as well as our ability to identify and enter into future license agreements and collaborations;
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
In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “seek,” “predict,” “future,” “project,” “potential,” “continue,” “target,” "contemplate," "possible," "can," or the negative of these terms or other comparable terminology, and similar expressions, although not all forward-looking statements contain these identifying words. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Quarterly Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the Securities and Exchange Commission (the "SEC") thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

SUMMARY OF MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties and are subject to change based on various factors, including those highlighted in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report"). These risks include, but are not limited to, the following:
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
•The U.S. Food and Drug Administration ("FDA") has placed the Investigational New Drug application ("IND") for ENTR-601-44 for the potential treatment of Duchenne muscular dystrophy on clinical hold. Should our response to the clinical hold in the United States not be satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all.
•Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead Endosomal Escape Vehicle ("EEV") therapeutic candidates, ENTR-601-44, ENTR-601-45, ENTR-601-50 and our partnered candidate VX-670. Delay or failure to advance programs or modalities, including ENTR-601-44, ENTR-601-45, ENTR-601-50 and VX-670 could adversely impact our business.
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
•Our approach to the discovery and development of therapeutic candidates based on our EEV platform ("EEV Platform") is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our therapeutic candidates or render our EEV Platform obsolete.
•We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, research and preclinical and clinical testing, and these third parties may not perform satisfactorily or, dedicate adequate resources to meet our needs, or may be unable to acquire the necessary supplies to perform successfully.
•We have and may in the future enter into collaborations, licenses and other similar arrangements with third parties for the research, development and commercialization of certain of the therapeutic candidates we may develop, including our collaboration with Vertex Pharmaceuticals Incorporated ("Vertex"). If any such arrangements are not successful, we may not be able to capitalize on the market potential of those therapeutic candidates.
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
The material and other risks summarized above should be read together with the text of the full risk factors and in the other information set forth in this Quarterly Report, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission (the "SEC"). If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$68,436	$67,602
Marketable securities	258,978	284,367
Collaboration receivable	77,514	5,878
Prepaid expenses and other current assets	9,244	11,924
Total current assets	414,172	369,771
Property and equipment, net	11,002	11,191
Restricted cash	3,950	3,950
Right-of-use assets, operating leases	78,958	81,490
Other non-current assets	2,762	2,790
Total assets	$510,844	$469,192
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,527	$3,277
Accrued expenses and other current liabilities	8,792	11,325
Income taxes payable	5,855	4,024
Operating lease obligations, current portion	8,301	7,909
Deferred revenue, current portion	148,463	132,261
Total current liabilities	173,938	158,796
Operating lease obligations, net of current portion	58,131	60,321
Deferred revenue, net of current portion	9,408	7,715
Total liabilities	241,477	226,832
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.0001; 150,000,000 shares authorized; 33,625,117 shares issued and 33,604,053 shares outstanding as of March 31, 2024 and 33,461,771 shares issued and 33,437,296 shares outstanding as of December 31, 2023	3	3
Additional paid‑in capital	441,084	437,132
Accumulated other comprehensive (loss) income	(246)	195
Accumulated deficit	(171,474)	(194,970)
Total stockholders’ equity	269,367	242,360
Total liabilities and stockholders’ equity	$510,844	$469,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$59,120	$25,260
Operating expenses:
Research and development	28,608	23,102
General and administrative	9,399	7,938
Total operating expenses	38,007	31,040
Income (loss) from operations	21,113	(5,780)
Other income:
Interest and other income	4,214	2,657
Total other income	4,214	2,657
Income (loss) before provision for income taxes	25,327	(3,123)
Provision for income taxes	(1,831)	(3,551)
Net income (loss)	$23,496	$(6,674)
Net income (loss) per share, basic	$0.70	$(0.21)
Net income (loss) per share, diluted	$0.68	$(0.21)
Weighted‑average common shares outstanding, basic	33,497,072	32,374,299
Weighted‑average common shares outstanding, diluted	34,790,925	32,374,299
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(441)	1,415
Total other comprehensive (loss) income	(441)	1,415
Total comprehensive income (loss)	$23,055	$(5,259)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	31,394,767	$3	$402,893	$(2,057)	$(188,285)	$212,554
Issuance of common stock upon exercise of stock options	18,344	—	129	—	—	129
Vesting of early exercised options	10,153	—	26	—	—	26
Vesting of restricted stock units	91,859	—	—	—	—	—
Issuance of common stock in connection with the Vertex Agreement	1,618,613	—	19,407	—	—	19,407
Stock‑based compensation	—	—	2,755	—	—	2,755
Other comprehensive income	—	—	—	1,415	—	1,415
Net loss	—	—	—	—	(6,674)	(6,674)
Balances at March 31, 2023	33,133,736	$3	$425,210	$(642)	$(194,959)	$229,612

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	33,437,296	$3	$437,132	$195	$(194,970)	$242,360
Issuance of common stock upon exercise of stock options	30,888	—	206	—	—	206
Vesting of early exercised options	3,411	—	13	—	—	13
Vesting of restricted stock units	132,458	—	—	—	—	—
Stock‑based compensation	—	—	3,733	—	—	3,733
Other comprehensive loss	—	—	—	(441)	—	(441)
Net income	—	—	—	—	23,496	23,496
Balances at March 31, 2024	33,604,053	$3	$441,084	$(246)	$(171,474)	$269,367
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$23,496	$(6,674)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense	934	541
Stock‑based compensation expense	3,733	2,755
Net amortization of premium (accretion of discount) on marketable securities	(2,037)	(237)
Changes in operating assets and liabilities:
Collaboration receivable	(71,636)	(6,297)
Prepaid expenses and other current assets	2,680	4,339
Right-of-use assets, operating leases	2,532	3,332
Other non-current assets	28	(8,633)
Accounts payable	(655)	534
Accrued expenses and other current liabilities	(2,522)	4,107
Income tax payable	1,831	—
Operating lease liabilities	(1,798)	(1,950)
Deferred revenue	17,895	211,582
Net cash (used in) provided by operating activities	(25,519)	203,399
Cash flows from investing activities:
Purchases of property and equipment	(838)	(1,668)
Purchases of marketable securities	(96,935)	(101,776)
Maturities of marketable securities	123,920	63,000
Net cash provided by (used in) investing activities	26,147	(40,444)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with the Vertex Agreement	—	19,407
Proceeds from exercise of stock options	206	129
Net cash provided by financing activities	206	19,536
Net increase in cash, cash equivalents, and restricted cash	834	182,491
Cash, cash equivalents, and restricted cash at beginning of period	71,552	49,107
Cash, cash equivalents, and restricted cash at end of period	$72,386	$231,598
Supplemental cash flow disclosures:
Purchases of property and equipment included in accounts payable and accrued expenses	$115	$57
Right-of-use assets surrendered as part of lease modification	$—	$7,761
Transfer of deposits for equipment from operating to investing cash flows	$—	$617
Vesting of options early exercised subject to repurchase	$13	$26
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Nature of the Business
Organization
Entrada Therapeutics, Inc. ("Entrada" or the "Company") is a clinical-stage biopharmaceutical company aiming to transform the lives of patients by establishing a new class of medicines which engage intracellular targets that have long been considered inaccessible. The Company’s Endosomal Escape Vehicle ("EEV™")-therapeutics are designed to enable the efficient delivery of a wide range of therapeutics into a variety of organs and tissues, resulting in an improved therapeutic index. The Company was incorporated in Delaware on September 22, 2016 and its principal offices are located in Boston, Massachusetts.
Liquidity and Capital Resources
Since its inception, the Company has devoted substantially all of its resources to its research and development efforts relating to its proprietary, highly versatile and modular EEV platform ("EEV Platform"), advancing development of its portfolio of programs and general and administrative support for these operations, including raising capital. The Company is subject to risks and uncertainties common to earlier stage companies in the biotechnology industry, including, but not limited to, technical risks associated with the successful research, development and manufacturing of therapeutic candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations. Therapeutic candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.
In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Since its inception, the Company has incurred significant net losses. As of March 31, 2024, the Company had an accumulated deficit of $171.5 million. To date, the Company has funded its operations primarily through the sale of equity securities and collaboration payments. Other than the recognition of revenue related to collaboration payments, the Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities of $327.4 million as of March 31, 2024 will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its business strategy and may pursue additional cash resources through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing, or other arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed or on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
2. Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three months ended March 31, 2024 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the "SEC") on March 13, 2024 (the "Annual Report").
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC and Accounting

Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted, as is permitted by GAAP. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2024, and results of operations for the interim periods ended March 31, 2024 and 2023.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2023 and 2022, and the notes thereto, included in the Annual Report.
Recently Adopted Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.
3. Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. At March 31, 2024 and December 31, 2023, cash and cash equivalents include standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries.
As of March 31, 2024 and December 31, 2023, restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities located at One Design Center Place, Boston, Massachusetts. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$68,436	$67,602
Restricted cash	3,950	3,950
Total cash, cash equivalents and restricted cash	$72,386	$71,552
4. Marketable Securities
The following are summaries of the Company's marketable securities at March 31, 2024 and December 31, 2023 (in thousands).

March 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$195,594	$4	$(84)	$195,514
Corporate debt securities	15,268	3	(33)	15,238
Total securities with a maturity of one year or less	$210,862	$7	$(117)	$210,752

U.S. government agency securities and treasuries	38,641	—	(155)	38,486
Corporate debt securities	9,721	29	(10)	9,740
Total securities with a maturity of more than one year	$48,362	$29	$(165)	$48,226
Total available-for-sale securities	$259,224	$36	$(282)	$258,978

December 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$235,500	$127	$(41)	$235,586
Corporate debt securities	25,466	—	(29)	25,437
Total securities with a maturity of one year or less	$260,966	$127	$(70)	$261,023

U.S. government agency securities and treasuries	15,537	45	—	15,582
Corporate debt securities	7,669	93	—	7,762
Total securities with a maturity of more than one year	$23,206	$138	$—	$23,344
Total available-for-sale securities	$284,172	$265	$(70)	$284,367

As of March 31, 2024, the Company had 42 marketable securities with a total fair market value of $244.2 million in an unrealized loss position. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss). The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities as available for sale.

The Company believes that any unrealized losses associated with the decline in value of its securities are temporary and believes that it is more likely than not that it will be able to hold its debt securities to maturity and that there was no material change in the credit risk of the above instruments since January 1, 2024. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity and no allowance for credit losses was recognized.

As of March 31, 2024 and December 31, 2023, $1.0 million and $1.7 million, respectively, of accrued interest receivable was included in prepaid expenses and other current assets.

5. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$60,006	$—	$—	$60,006
U.S. government agency securities and treasuries(2)	$—	$7,931	$—	$7,931
Marketable securities:
U.S. government agency securities and treasuries	—	234,000	—	234,000
Corporate bonds	—	24,978	—	24,978
Total	$60,006	$266,909	$—	$326,915

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$67,102	$—	$—	$67,102
Marketable securities:
U.S. government agency securities and treasuries	$—	$251,168	$—	$251,168
Corporate bonds	—	33,199	—	33,199
Total	$67,102	$284,367	$—	$351,469
(1)The cash equivalent amounts above do not include $0.5 million of cash related to checking accounts included in cash and cash equivalents as of March 31, 2024 and December 31, 2023. These amounts are excluded as no valuation is needed for cash in checking accounts.
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
6. Property and Equipment, Net
Property and equipment, net consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Laboratory equipment	$13,229	$12,596
Furniture and fixtures	2,228	2,228
Computer equipment	431	431
Leasehold improvements	1,859	1,859
Total property and equipment	17,747	17,114
Less: accumulated depreciation	(6,745)	(5,923)
Property and equipment, net	$11,002	$11,191
Depreciation expense for the three months ended March 31, 2024 and 2023 was $0.9 million and $0.5 million, respectively.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Employee compensation and benefits	$3,038	$6,660
External research and development expenses	3,716	2,894
General and administrative professional service expenses	1,297	767
Other	741	1,004
Total accrued expenses and other current liabilities	$8,792	$11,325
8. Common Stock and Preferred Stock
Common Stock
As of March 31, 2024 and December 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share.
In February 2023, in connection with the closing of the Vertex Agreement (as defined in Note 12, Collaboration and License Agreements), the Company and Vertex also closed their Stock Purchase Agreement (the "Stock Purchase Agreement") for the sale and issuance of 1,618,613 shares of Entrada's common stock (the “Shares”) to Vertex for an aggregate purchase price of approximately $26.3 million or $16.26 per share. See Note 12, Collaboration and License Agreements, for further discussion of the Company's accounting for the Shares sold in connection with the closing of the Vertex Agreement.
In September 2023, the Company entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC, acting as the Company's agent and/or principal (the "Sales Agent"), with respect to an "at the market offering" program under which the Company may, from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. During the three months ended March 31, 2024, there have been no sales of common stock pursuant to the Sales Agreement.
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance as of:

	March 31, 2024	December 31, 2023
Exercise of outstanding stock options	5,730,951	5,414,360
Vesting of outstanding restricted stock	2,005,889	1,268,461
Future awards under the 2021 Stock Option and Incentive Plan	1,818,548	1,697,832
Future awards under the 2021 Employee Stock Purchase Plan	1,174,059	839,539
Total shares of authorized common stock reserved for future issuance	10,729,447	9,220,192
Preferred Stock
As of March 31, 2024 and December 31, 2023, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share, in one or more series and to fix the rights, preferences, privileges and restrictions thereof. As of March 31, 2024 and December 31, 2023, there were no shares of undesignated preferred stock issued or outstanding.

9. Stock-Based Compensation
2021 Plan
The total remaining shares of common stock authorized for issuance under the 2021 Stock Option and Incentive Plan (the "2021 Plan") increased from 6,336,068 as of December 31, 2023 to 7,585,585 as of March 31, 2024 primarily due to the automatic annual increase provision of the 2021 Plan.
2016 Plan
The total remaining shares of common stock authorized for issuance under the 2016 Stock Incentive Plan as of March 31, 2024 and December 31, 2023 were 1,969,803 shares and 2,206,655 shares, respectively.
2021 Employee Stock Purchase Plan
The total remaining shares of common stock authorized for issuance under the 2021 Employee Stock Purchase Plan (the "2021 ESPP") increased from 839,539 as of December 31, 2023 to 1,174,059 as of March 31, 2024 due to the automatic annual increase provision of the 2021 ESPP.
Stock-Based Compensation
Stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expenses	$1,613	$1,298
General and administrative expenses	2,120	1,457
Total	$3,733	$2,755
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted during the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Risk‑free interest rate	4.14%	4.13%
Expected volatility	75%	71%
Expected dividend yield	—	—
Expected term (in years)	6.08	6.08
Early Exercise of Unvested Stock Options
Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in current liabilities on the balance sheet. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. Vesting can occur in the year of exercise and thereafter. There were 11,334 and 14,745 unvested shares related to early exercises of stock options as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the liability associated with the unvested early exercise of stock options was $0.1 million.

Stock Options
The following table summarizes the Company’s stock option activity during the three months ended March 31, 2024:

	Number of Shares	Weighted‑ Average Exercise Price

Outstanding as of December 31, 2023	5,414,360	$11.42
Granted	542,700	13.73
Exercised	(30,888)	6.68
Forfeited	(195,221)	11.77
Outstanding as of March 31, 2024	5,730,951	$11.65
Exercisable as of March 31, 2024(1)	3,453,494	$9.91
(1)This represents the number of vested and unvested options exercisable as of March 31, 2024.
The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2024 and 2023 was $9.43 per share and $8.17 per share, respectively. As of March 31, 2024, there was $22.0 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.39 years.
Restricted Stock Units
During the three months ended March 31, 2024, restricted stock units ("RSUs") were granted to employees with vesting conditions based on continued service over time. Accordingly, stock-based compensation expense for such awards is recognized using a straight-line attribution model over the vesting term of each RSU. The fair value of each RSU is based on the closing price of the Company's common stock on the date of grant.
A summary of restricted stock activity during the three months ended March 31, 2024 is as follows:

	Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested as of December 31, 2023	1,268,461	$13.83
Granted	928,290	$13.76
Vested	(132,458)	$11.92
Forfeited	(58,404)	$13.65
Unvested as of March 31, 2024	2,005,889	$13.93
As of March 31, 2024, there was $25.8 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 3.37 years.
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

Provision for Income Taxes

The Company recorded income tax expense of $1.8 million for the three months ended March 31, 2024 and $3.6 million for the three months ended March 31, 2023. For both periods, the income tax expense recorded was driven largely by the projected current tax liabilities associated with the tax recognition of payments received pursuant to the Vertex Agreement.

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

The Company currently anticipates that there will be no change in its unrecognized tax benefits in the next twelve months. As of March 31, 2024, the Company had no unrecognized tax benefits. The Company has not yet conducted a study of its research and development credit carryforwards. Such a study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amount is being presented as an uncertain tax position.
11. Commitments and Contingencies
The Company's commitments, including significant license agreements, are disclosed in Note 10 Commitments and Contingencies in the audited financial statements for the year ended December 31, 2023, and notes thereto, included in the Annual Report. Since the date of those financial statements, there have been no material changes to its commitments except those discussed below.
Concurrently with the Company entering into and later amending the Vertex Agreement, the Company entered into a sublicense agreement with Vertex, which was amended in October 2023 (the "Sublicense Agreement"). Pursuant to the Sublicense Agreement, the Company granted to Vertex an exclusive sublicense under certain intellectual property licensed to the Company under the Ohio State Innovation Foundation (the "OSIF License Agreement"). The material terms of the Sublicense Agreement mirror those of the Vertex Agreement, and the payments described in connection with the Vertex Agreement in Note 12, Collaboration and License Agreements, in our Annual Report, are in consideration for the rights granted under both the Vertex Agreement and Sublicense Agreement.
Pursuant to the OSIF License Agreement, as of March 31, 2024, the Company accrued a $1.0 million sublicense fee related to the Vertex Agreement milestone achieved in the first quarter of 2024. The expense associated with the sublicense fee was recorded in research and development expenses for the three months ended March 31, 2024.
12. Collaboration and License Agreements
Vertex Agreement - Overview

The Company and Vertex closed their Strategic Collaboration and License Agreement in February 2023, as amended in October 2023 (the "Vertex Agreement"), pursuant to which the Company granted Vertex an exclusive worldwide license to research, develop, manufacture and commercialize VX-670, the Company’s intracellular EEV-based therapeutic candidate for the treatment of myotonic dystrophy type 1 ("DM1"), as well as any additional EEV-based therapeutic candidates that may be identified by the Company for the potential treatment of DM1 in the course of the parties’ global research collaboration. In October 2023, the Company and Vertex amended the Vertex Agreement to clarify a milestone and related payment terms.

The Vertex Agreement provides for a four-year global research collaboration under which Entrada will continue to perform preclinical development of the Company's partnered candidate VX-670 pursuant to the mutually agreed-upon research plan (the "Research Plan"). The Research Plan is overseen by a Joint Research Committee ("JRC") as detailed in the Vertex Agreement. Pursuant to the terms of the Vertex Agreement, the JRC may amend the Research Plan to include additional DM1-related research activities with a goal of identifying other EEV-based therapeutic product candidates for the potential treatment of DM1. Vertex is obligated to reimburse the Company’s research expenses incurred in performing activities under the Research Plan.

Pursuant to the Vertex Agreement, the Company received an upfront payment of $223.7 million, and Vertex made an equity investment of $26.3 million by purchasing 1,618,613 shares of the Company's common stock, pursuant to the Stock Purchase Agreement. Under the terms of the Vertex Agreement, the Company is eligible to receive up to

$485.0 million upon the achievement of certain research, development, regulatory and commercial milestones. The Company will also receive tiered royalties, from the mid to high single digits based on potential future net sales of licensed products as set forth in the Vertex Agreement. In October 2023, the Company achieved a milestone pursuant to the Vertex Agreement related to preclinical IND-enabling Good Laboratory Practices ("GLP") toxicology studies of VX-670 that triggered a $17.5 million milestone payment, which the Company received in the fourth quarter of 2023.

In the first quarter of 2024, the Company achieved a milestone related to the clinical advancement of VX-670, which triggered a $75.0 million payment. The Company expects to receive this payment in the second quarter of 2024.

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

Vertex Agreement - Accounting Analysis

The Company determined that the Vertex Agreement should be accounted for in accordance with ASC 606 as Vertex was deemed to be a customer. The Company assessed the promised goods and services under the Vertex Agreement in accordance with ASC 606. At inception, the Vertex Agreement included one performance obligation which was the combination of the exclusive license and the performance of the research activities for VX-670 ("Performance Obligation One"). The Company concluded that the license is not distinct from the research and development services for VX-670 during the research collaboration as Vertex cannot fully exploit the value of the license without receipt of such services. The Company also determined that Vertex's ability to engage Entrada to perform work on additional EEV-based therapeutic candidates for the potential treatment of DM1 through the JRC represented customer options. The Company concluded that these customer options do not represent a material right as these services will be reimbursed by Vertex at a price that represents standalone selling price for such services.

In the second quarter of 2023, pursuant to the terms of the Vertex Agreement, Vertex amended the Research Plan (the "Amended Research Plan") to engage the Company to perform work on additional EEV-based therapeutic candidates for the potential treatment of DM1 ("Performance Obligation Two"). Such work is treated as a separate contract for accounting purposes and represents a separate performance obligation as the activities are distinct from the research activities for VX-670.

Determination of Transaction Price

At the commencement of the arrangement, the Vertex Agreement had a fixed transaction price of $232.0 million , primarily consisting of the $223.7 million upfront fee plus a premium of $6.9 million related to the 1,618,613 shares sold to Vertex under the Stock Purchase Agreement when measured at fair value on the date of issuance. The shares issued to Vertex pursuant to the Stock Purchase Agreement were unregistered and therefore considered restricted securities at the time of issuance. As a result, the fair value of the shares issued to Vertex of $19.4 million was calculated using the closing price of the Company's unrestricted shares of common stock on February 8, 2023, adjusted to reflect a discount for lack of marketability ("DLOM") due to the shares issued being unregistered and therefore subject to related sale restrictions.

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

In October 2023, the Company achieved a milestone related to preclinical IND-enabling GLP toxicology studies of VX-670, which triggered a $17.5 million payment. In the first quarter of 2024 the Company achieved a milestone related to the clinical advancement of VX-670, which triggered a $75.0 million payment. The Company expects to receive this payment in the second quarter of 2024. Upon the achievement of this milestone in the first quarter of 2024, which resulted in an increase in variable consideration, the Company recorded a $38.7 million cumulative catch-up entry to collaboration revenue for the three months ended March 31, 2024. No additional milestones were deemed probable of being achieved as of March 31, 2024 and, therefore, all remaining milestone payments were fully constrained and excluded from the transaction price as of March 31, 2024. The Company re-evaluates the probability of achievement of development milestones and any related constraint at each period end, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.

Allocation and Recognition

As of March 31, 2024, the transaction price for the combination of the exclusive license and the performance of the research activities for VX-670 consists of (i) the upfront payment, (ii) the milestone achieved in October 2023, (iii) the milestone achieved in the first quarter of 2024 and (iv) reimbursement of costs incurred in connection with the delivery of services under the Amended Research Plan associated with VX-670. The transaction price for the work on additional EEV-based therapeutic candidates consists of the reimbursement of costs incurred in connection with the delivery of services under the Amended Research Plan associated with such work.

The Company recognizes revenue associated with both performance obligations as the related research and development services are provided using an input method, according to the costs incurred as related to the respective research services and the costs expected to be incurred in the future to satisfy the performance obligations in accordance with the Amended Research Plan. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligations. The estimated costs associated with the remaining effort required to complete the performance obligations in accordance with the research plans may change, which may materially impact revenue recognition. The Company regularly evaluates and, when necessary, updates the costs associated with the remaining effort pursuant to the performance obligations under the Vertex Agreement and records any necessary adjustment to revenue for the change in estimate. During the three months ended March 31, 2024, the Company made revisions to its forecasted costs primarily to reflect manufacturing efficiencies that reduced its remaining estimated costs to satisfy its performance obligation. During the three months ended March 31, 2024, the revenue recorded by the Company includes a cumulative catch-up adjustment of $12.2 million as a result of such revisions to its estimated costs.

The amounts received that have not yet been recognized as revenue are deferred on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. The performance obligations have not been fully satisfied as of March 31, 2024.

During the three months ended March 31, 2024, the Company recognized $58.1 million in revenue under the Vertex Agreement, including $2.0 million of cost reimbursements, $38.7 million related to a cumulative catch-up adjustment for the milestone and $17.4 million from amounts that were recorded in deferred revenue as of December 31, 2023.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations recorded in deferred revenue at March 31, 2024 is $157.9 million. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining term of the Amended Research Plan.

Pierrepont Agreement

In July 2023, the Company and Pierrepont Therapeutics, Inc. ("Pierrepont") entered into a license agreement (the "Pierrepont Agreement") to advance the development of PTI-501 (formerly ENTR-501), the Company’s intracellular thymidine phosphorylase enzyme replacement therapy in development for the treatment of mitochondrial neurogastrointestinal encephalomyopathy ("MNGIE"). The Company recognized $1.0 million of revenue related to this agreement for the three months ended March 31, 2024 as the underlying performance obligation was satisfied.
13. Net Income (Loss) per Share
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
The following table illustrates the determination of basic and diluted net income (loss) per share for each period presented (in thousands, except share and per share date):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)	$23,496	$(6,674)
Denominator:
Weighted‑average common shares outstanding, basic	33,497,072	32,374,299
Effect of dilutive securities	1,293,853	—
Weighted‑average common shares outstanding, diluted	34,790,925	32,374,299

Net income (loss) per share, basic	$0.70	$(0.21)
Net income (loss) per share, diluted	$0.68	$(0.21)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Unvested restricted common stock	69,080	671,308
Unvested shares from early exercises	—	43,588
Stock options to purchase common stock	3,842,929	5,349,166
	3,912,009	6,064,062
14. Subsequent Events
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and the audited financial information and the notes thereto included in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the "SEC") on March 13, 2024 ("Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements contained in the following discussion and analysis.
Overview

We are a clinical-stage biopharmaceutical company aiming to transform the lives of patients by establishing a new class of medicines which engage intracellular targets that have long been considered inaccessible. The Company’s Endosomal Escape Vehicle ("EEV™")-therapeutics are designed to enable the efficient delivery of a wide range of therapeutics into a variety of organs and tissues, resulting in an improved therapeutic index. Through our proprietary, highly versatile and modular EEV platform ("EEV Platform"), we are building a robust development portfolio of therapeutic candidates. Our first two drug candidates, ENTR-601-44 and our partnered candidate, VX-670, are in clinical trials, and we expect to initiate additional regulatory filings by the end of 2024. We believe that the potential success of our early programs can translate into the efficient development of additional EEV therapeutic candidates and allow us to build portfolios in neuromuscular disease and beyond.

Lead Neuromuscular Programs

We are initially focused on the development of EEV therapeutics for rare neuromuscular diseases, starting with Duchenne muscular dystrophy ("Duchenne" or "DMD"). DMD is caused by genetic mutations that prevent the creation of functional dystrophin, a protein required to maintain the structural integrity of muscle cells. In our neuromuscular disease programs, we link EEVs to small strands of nucleic acids called oligonucleotides, including phosphorodiamidate morpholino oligomers ("PMOs"). We are developing EEV-PMOs that promote the skipping of these mutations associated with DMD. We believe that our EEV-PMO exon-skipping therapy will enable the production of functional dystrophin to slow, stop or even reverse disease progression. Our most advanced therapeutic candidate, ENTR-601-44, is being developed for patients with DMD that are exon 44 skipping amenable. On July 24, 2023, Entrada received authorization from the United Kingdom Medicines and Healthcare Products Regulatory Agency ("MHRA") and Research Ethics Committee ("REC") for its Clinical Trial of an Investigational Medicinal Product ("CTIMP") for its Phase 1 clinical trial in healthy volunteers, ENTR-601-44-101. On March 13, 2024, we announced that the first, second and third cohorts of participants had been successfully dosed. We have since initiated dosing of the fourth and final cohort, and expect to report data from the Phase 1 clinical trial in October of 2024. On December 19, 2022, we announced that we received a clinical hold notice from the U.S. Food and Drug Administration ("FDA") regarding the Investigational New Drug application ("IND") for ENTR-601-44. The FDA has requested that we continue to gather and submit additional information regarding ENTR-601-44 and we are actively working to resolve the clinical hold in the United States.

On November 7, 2023, we announced the selection of additional clinical candidates within our Duchenne franchise ENTR-601-45 and ENTR-601-50. We plan to submit Phase 2 enabling regulatory applications for ENTR-601-44 and ENTR-601-45 in the fourth quarter of 2024, and for ENTR-601-50 in 2025.

Duchenne Muscular Dystrophy Franchise Summary

•ENTR-601-44: Phase 1 clinical trials are ongoing with clinical data expected to be reported in October 2024 and Phase 2 regulatory submissions expected in Q4 2024
•ENTR-601-45: Expect to submit Clinical Trial Application ("CTA")/IND Q4 2024
•ENTR-601-50: Expect to submit CTA/IND in 2025
•Exon 51: Candidate selection expected by the end of 2024

We have also entered into a Strategic Collaboration and License Agreement, which was amended in October 2023, (the "Vertex Agreement") with Vertex Pharmaceuticals Incorporated ("Vertex") pursuant to which we granted Vertex an exclusive worldwide license to research, develop, manufacture and commercialize VX-670, our intracellular EEV-based therapeutic candidate for the treatment of myotonic dystrophy type 1 ("DM1") that targets expanded CUG repeats in DM1 protein kinase ("DMPK") mRNA transcripts, as well as any additional EEV-based therapeutic candidates that may be identified by the Company for the potential treatment of DM1 in the course of the parties’ global research collaboration. The Vertex Agreement provides for a four-year global research collaboration under which Vertex will fund our continued preclinical development of VX-670, as well as the option to fund additional DM1-related research activities with a goal of identifying other EEV-based therapeutic product candidates for the potential treatment of DM1. Other than our efforts under this research collaboration, Vertex will be responsible for global development, manufacturing and commercialization of the licensed products.
Under the terms of the Vertex Agreement, Entrada initially received $250.0 million from the Vertex Agreement comprised of an upfront payment of $223.7 million and an equity investment of $26.3 million in our common stock at $16.26 per share. In October 2023, the Company achieved a milestone pursuant to the Vertex Agreement related to preclinical IND-enabling Good Laboratory Practices ("GLP") toxicology studies of VX-670 that triggered a $17.5 million milestone payment, which the Company received in the fourth quarter of 2023. In the first quarter of 2024, the Company achieved a milestone related to the clinical advancement of VX-670, which triggered a $75 million payment. The Company expects to receive this payment in the second quarter of 2024.
On May 6, 2024, Vertex announced that its IND for the Phase 1/2 clinical trial of VX-670 in people with DM1 has cleared, as have the CTAs in Canada, the United Kingdom and the European Union, and the Clinical Trials Notification ("CTN") in Australia. Vertex further noted that enrollment and dosing are underway.
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
Since inception, we have incurred significant net losses. As of March 31, 2024, we had an accumulated deficit of $171.5 million. Other than the recognition of revenue related to collaboration payments, we expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we advance our platform and EEV therapeutic candidates. We will not generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more therapeutic candidates, if ever. If we obtain regulatory approval for any therapeutic candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.
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
As of March 31, 2024, we had cash, cash equivalents and marketable securities of $327.4 million. We believe that our cash, cash equivalents and marketable securities as of March 31, 2024, together with ongoing research support from

Vertex and the $75 million clinical advancement milestone expected to be received in the second quarter of 2024, will be sufficient to extend our cash runway through the second quarter of 2026, supporting the Company's expansion and continued development of EEV therapeutic candidates targeting Duchenne muscular dystrophy and advance EEV-therapeutic candidates in indications beyond neuromuscular disease. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
Components of Our Results of Operations
Revenue
Substantially all of our revenue to date has been derived from the Vertex Agreement. We do not expect to generate any revenue from the sale of products unless and until such time that our product candidates have advanced through clinical development and regulatory approval, if ever. If our development efforts for our therapeutic candidates are successful and result in regulatory approval or we successfully enter into collaboration or license arrangements with third parties, we may generate revenue in the future from product sales, payments from collaboration or license arrangements including those that we may enter into with third parties, or any combination thereof.
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
•expenses incurred in connection with the discovery and preclinical development of our therapeutic candidates and research programs, including under agreements with third parties, such as consultants, contractors, and clinical research organizations ("CROs");
•the cost of developing and validating our manufacturing process for use in our preclinical studies and clinical trials, including the cost of raw materials used in our research and development activities, and engaging with third party contract manufacturing organizations ("CMOs");
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
Therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our platform development efforts and planned preclinical and planned and current clinical development activities in the near term and in the future. We further expect that the research and development expenses of our programs will increase in the near term as we initiate or continue CTA/IND-enabling activities for our therapeutic candidates. Therefore, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our therapeutic candidates. The successful development of our therapeutic candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:
•the scope, timing, rate of progress and expenses of our ongoing and potential future research activities, including preclinical and CTA/IND-enabling studies, clinical trials and other research and development activities we decide to pursue;
•the successful initiation, enrollment and completion of clinical trials under current good clinical practices ("GCPs");
•the timing of filing and acceptance of INDs or comparable foreign applications that allow commencement of future clinical trials for our therapeutic candidates;
•the timing and likelihood of resolution of the clinical hold on our IND for ENTR-601-44 and initiation of a clinical trial in the United States;
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

As part of the Tax Cuts and Jobs Act of 2017, beginning with the 2022 tax year, we are required to capitalize research and development expenses, as defined under Internal Revenue Code section 174. For expenses that are incurred for research and development in the U.S., the amounts will be amortized over 5 years, and expenses that are incurred for research and experimentation outside the United States will be amortized over 15 years. See Note 10, Income Taxes, for further discussion of our tax provisions for the three months ended March 31, 2024 and March 31, 2023.
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
There have been no material changes to our critical accounting policies and estimates from those reported in the Annual Report, except as described further in Note 2 Summary of Significant Accounting Policies in the condensed consolidated financial statements elsewhere in this Quarterly Report, which discusses a new policy regarding revenue recognition.

Results of Operations
Comparison of the three months ended March 31, 2024 and 2023

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Collaboration revenue	$59,120	$25,260	$33,860
Operating expenses:
Research and development	28,608	23,102	5,506
General and administrative	9,399	7,938	1,461
Total operating expenses	38,007	31,040	6,967
Income (loss) from operations	21,113	(5,780)	26,893
Other income:
Interest and other income, net	4,214	2,657	1,557
Total other income, net	4,214	2,657	1,557
Income (loss) before provision for income taxes	25,327	(3,123)	28,450
Provision for income taxes	(1,831)	(3,551)	1,720
Net Income (loss)	$23,496	$(6,674)	$30,170
Collaboration Revenue

Collaboration revenue was $59.1 million for the three months ended March 31, 2024 and $25.3 million for the three months ended March 31, 2023. The increase was primarily driven by the milestone related to the clinical advancement of VX-670 that was achieved in the first quarter of 2024 and added to the transaction price.
Research and Development Expenses

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
External research and development expenses:
ENTR-601-44	$3,101	$1,963	$1,138
ENTR-601-45	2,458	941	1,517
ENTR-601-50	2,500	19	2,481
Collaboration services	747	4,015	(3,268)
Other preclinical and discovery programs	1,074	792	282
Other unallocated	1,609	2,729	(1,120)
Total external costs	11,489	10,459	1,030
Internal costs, including personnel related	17,119	12,643	4,476
Total research and development expenses	$28,608	$23,102	$5,506

Research and development expenses were $28.6 million for the three months ended March 31, 2024, compared to $23.1 million for the three months ended March 31, 2023. The increase of $5.5 million in research and development expenses was primarily attributable to:
•an increase of $4.5 million in internal costs driven by increased headcount in our research and development function, inclusive of stock-based compensation expense of $1.6 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively, and increased facilities costs to support our expanding operations;
•an increase of $1.0 million in external costs primarily driven by additional clinical costs incurred related to ENTR-601-44 and pre-clinical costs incurred related to ENTR-601-45 and ENTR-601-50.
We expect that our research and development expenses will increase as we advance ENTR-601-44 through clinical trials, progress ENTR-601-45 and ENTR-601-50 through preclinical development and into clinical trials, support our partnered candidate, VX-670, and continue to perform discovery work for future product candidates.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2024 were $9.4 million, compared to $7.9 million for the three months ended March 31, 2023. The increase of $1.5 million was primarily attributable to the following:
•a $1.1 million increase in personnel costs, primarily a result of the increase in headcount in our general and administrative function , inclusive of stock-based compensation expense of $2.1 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively.
Interest and Other Income, net
Total interest and other income, net was $4.2 million for the three months ended March 31, 2024, compared to $2.7 million of interest and other income for the three months ended March 31, 2023; this increase is primarily driven by higher interest income from investments in debt securities due to an overall increase in interest rates and also an increase in the amount of debt securities held.
Provision for Income Taxes
The Company recorded an income tax expense of $1.8 million for the three months ended March 31, 2024 and an income tax expense of $3.6 million for the three months ended March 31, 2023. For both periods, the income tax expense recorded was driven largely by the projected current tax liabilities associated with the tax recognition of payments received pursuant to the Vertex Agreement resulting in taxable income during the respective periods.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2016, we have incurred significant operating losses. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $171.5 million and $195.0 million, respectively. We expect to generate significant operating losses and negative operating cash flows for the foreseeable future as we advance our platform and EEV therapeutic candidates. Since our inception, we have raised over $650.0 million of gross proceeds from sales of stock to leading biotechnology investors and from the Vertex Agreement. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $327.4 million.
In September 2023, we entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC (the "Sales Agent") under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $150.0 million, in a series of one or more ATM equity offerings (the "2023 ATM Program"). The Sales Agent is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the Sales Agreement, shares will be sold pursuant to our shelf registration statement on Form S-3 (File No. 333-268099) filed with the SEC on November 1, 2022, including the base prospectus contained therein, as declared effective by the SEC on November 7, 2022. The Company’s common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. As of March 31, 2024 we have not sold any shares of common stock under the 2023 ATM Program.

Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(25,519)	$203,399
Net cash provided by (used in) investing activities	26,147	(40,444)
Net cash provided by financing activities	206	19,536
Net increase in cash, cash equivalents and restricted cash	834	182,491
Operating Activities
For the three months ended March 31, 2024, net cash used in operating activities was $25.5 million, driven by net cash used in changes in our operating assets and liabilities of $51.6 million and non-cash items, primarily including stock-based compensation expense of $3.7 million, depreciation expense of $0.9 million, and accretion of premiums and discounts of $2.0 million, offset by our net income of $23.5 million.
For the three months ended March 31, 2023, net cash provided by operating activities was $203.4 million, driven by our net loss of $6.7 million, net cash provided by changes in our operating assets and liabilities of $207.0 million primarily resulting from the upfront payment received in connection with the Vertex Agreement, and adjustments for non-cash expenses relating to stock-based compensation expense of $2.8 million, depreciation expense of $0.5 million, and accretion of premiums and discounts on marketable securities of $0.2 million.
Investing Activities
Net cash provided by investing activities was $26.1 million for the three months ended March 31, 2024, consisting primarily of $123.9 million from the maturities of marketable securities, partially offset by $96.9 million in purchases of marketable securities and $0.9 million of purchases of property and equipment.
Net cash used in investing activities was $40.4 million for the three months ended March 31, 2023, consisting primarily of $101.8 million in purchases of marketable securities, partially offset by $63.0 million from the maturities of marketable securities, and $1.6 million from our purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2024, consisting of $0.2 million in proceeds from stock option exercises.
Net cash provided by financing activities was $19.5 million for the three months ended March 31, 2023, consisting of $19.4 million in net proceeds from the issuance of 1,618,613 shares in connection with the Vertex Agreement and $0.1 million of proceeds from stock option exercises.
Future Funding Requirements
We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. In addition, we expect to incur additional costs associated with operating as a public company. Our operating expenses and future funding requirements are expected to increase substantially as we continue to advance our portfolio of programs. We believe that our cash, cash equivalents and marketable securities as of March 31, 2024, together with ongoing research support from Vertex and the $75 million clinical advancement milestone expected to be received in the second quarter of 2024, will be sufficient to extend our cash runway through the second quarter of 2026, supporting the Company's expansion and continued development of EEV therapeutic candidates targeting Duchenne muscular dystrophy and advance EEV-therapeutic candidates in indications beyond neuromuscular disease. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments
Lease Commitments
During the three months ended March 31, 2024, there were no material changes to our lease commitments from those described in Note 11, Leases, of our financial statements in the Annual Report.
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
We have also entered into license agreements under which we are obligated to make certain payments. During the three months ended March 31, 2024, there were no material changes to our commitments and contingencies related to our license agreements from those described in “Business—Intellectual property— License agreement with The Ohio State University” and Note 10, Commitments and Contingencies, to our financial statements in the Annual Report, with the exception of the sublicense fee owed to OSIF that we accrued in connection with the milestone achieved in the first quarter of 2024 under the Vertex Agreement. For additional information regarding our license agreements, refer to Note 11, Commitments and Contingencies, to our condensed consolidated financial statements in this Quarterly Report.
Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company,” ("EGC"), under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act"), for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of delayed adoption of new or revised accounting standards and, therefore, we will be subject to the same requirements to adopt new or revised accounting standards as private entities.
As an EGC, we may, and intend to, take advantage of certain exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC:
•we may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•we may avail ourselves of the exemption from providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act");
•we may avail ourselves of the exemption from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board ("PCAOB") regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis;
•we may provide reduced disclosure about our executive compensation arrangements; and
•we may not require nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments.
We will remain an EGC until the earliest to occur of (i) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering ("IPO"), (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous rolling three-year period or (iv) the date on which we are deemed to be a large accelerated filer under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
For purposes of this Quarterly Report, we also qualify as a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates was less than $700 million as of June 30, 2023 and our annual revenue was less than $100 million at the end of fiscal year 2022, the relevant periods for this determination. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Recently Issued Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2024, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.
Item 1A. Risk Factors
In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q ("Quarterly Report") and in other documents that we file with the Securities and Exchange Commission ("SEC"). Investing in our common stock involves a high degree of risk. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Quarterly Report to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, the business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Note Regarding Forward-Looking Statements.”
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
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a biopharmaceutical company with a limited operating history upon which our stockholders can evaluate our business and prospects. Most of our development programs, with the exception of ENTR-601-44 and our partnered candidate VX-670, but including ENTR-601-45 and ENTR-601-50, are in preclinical development or in the drug discovery stage. We commenced operations in 2016, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing our proprietary, highly versatile and modular Endosomal Escape Vehicle ("EEV") platform ("EEV Platform"), identifying EEV therapeutic candidates, establishing our intellectual property portfolio and conducting research and preclinical studies. Our approach to the discovery and development of therapeutic candidates based on our EEV Platform is unproven, and we do not know whether we will be able to conduct clinical studies on any of our therapeutic candidates beyond ENTR-601-44 and our partnered candidate VX-670, develop any therapeutic candidates that succeed in clinical development or produce products of commercial value. As an organization, we have not yet completed any clinical trials, obtained regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any significant revenue from product sales. We have incurred significant net losses since inception. As of March 31, 2024, we had an accumulated deficit of $171.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our therapeutic candidates, identifying lead therapeutic candidates, discovering additional therapeutic candidates, conducting preclinical studies prior to submitting an Investigational New Drug application ("IND") and/or Clinical Trial Application ("CTA"), obtaining clearance for INDs/CTAs, obtaining regulatory approval for these therapeutic candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may not succeed in completing necessary activities and regulatory approvals necessary to bring a product to market and, even if we do, may never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our therapeutic candidates or even continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.
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
We believe that our cash, cash equivalents and marketable securities as of March 31, 2024, together with ongoing research support from Vertex Pharmaceuticals Incorporated ("Vertex") and the $75 million clinical advancement milestone expected to be received in the second quarter of 2024, will be sufficient to extend our cash runway through the second quarter of 2026, supporting the Company's expansion and continued development of EEV therapeutic candidates targeting Duchenne muscular dystrophy ("Duchenne" or "DMD") and advance EEV-therapeutic candidates in indications beyond neuromuscular disease. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in September 2023, we entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC acting as our agent and/or principal (the "Sales Agent"), with respect to an "at the market offering" program under which we may offer and sell, from time to time, at our sole discretion, shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. However, there can be no assurance that the Sales Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our therapeutic candidates. Our future capital requirements will depend on many factors, including, but not limited to:
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
•the cost of manufacturing our current therapeutic candidates and any future therapeutic candidates, which may vary depending on the U.S. Food and Drug Administration ("FDA"), the European Medicines Agency ("EMA") or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
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
We are early in our development efforts and all our development programs, including our lead therapeutic candidate ENTR-601-44 and our partnered candidate VX-670, which are in the early clinical stage, and ENTR-601-45 and ENTR-601-50, which are in the preclinical or drug discovery stage. We have invested substantially all of our research efforts to date in developing our EEV Platform, identifying potential therapeutic candidates, conducting preclinical studies, and initiating early clinical studies. As an organization, we have never completed any clinical trials or submitted an application for regulatory approval, and we may be unable to do so for our therapeutic candidates. The IND for ENTR-601-44 has not yet been allowed to proceed in the United States, and other than our partnered candidate VX-670, we have not completed IND-enabling studies for our other candidates. We will need to complete these steps to support the progression of ENTR-601-44, ENTR-601-45 and ENTR-601-50 into and/or through clinical studies in the United States. In addition, we have a development portfolio of programs that are in earlier stages of development and have not yet initiated or completed IND-enabling studies. We may never advance any therapeutic candidates other than our partnered candidate VX-670 through IND-enabling studies and receive authorization from the FDA, to proceed under an IND prior to initiating their clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our therapeutic candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. For the FDA to accept an IND, we must complete Good Laboratory Practices ("GLP") studies, which may not be successful or may take longer than we expect. The FDA may require us to complete additional preclinical studies or we may be required to satisfy other FDA requests prior to commencing clinical trials, and such requests may not currently be known or anticipated, which may cause the start of our clinical trials to be delayed or prevent us from conducting clinical trials. For example, the FDA has placed ENTR-601-44 on clinical hold and requested that we gather and submit additional information regarding ENTR-601-44. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, including with respect to ENTR-601-44, which may require us to complete additional preclinical studies or clinical trials, impose stricter approval conditions than we currently expect or may prevent us from conducting clinical trials. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the European Union ("EU") and the United Kingdom ("UK").
Commercialization of any therapeutic candidates we may develop will require preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA, the EMA and the United Kingdom Medicines and Healthcare Products Regulatory Agency ("MHRA"); manufacturing supply, capacity and expertise; a commercial organization; and significant marketing efforts. The success of therapeutic candidates we may identify and develop will depend on many factors, including:
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
•successful enrollment and completion of clinical trials, including under the FDA’s current Good Clinical Practices ("GCPs"), GLPs and any additional regulatory requirements from foreign regulatory authorities;
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
The FDA has placed the IND for ENTR-601-44 for the potential treatment of DMD on clinical hold. Should our response to the clinical hold in the United States not be satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all.
The FDA has placed the IND for ENTR-601-44 for the potential treatment of DMD on clinical hold and requested that we gather and submit additional information regarding ENTR-601-44. We are actively working to resolve the clinical hold in the United States. Should we be delayed in submitting a response to the clinical hold in the United States or our response is not satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all.

In addition, we received authorization from the MHRA to initiate a healthy volunteer trial in the UK in 2023 and have since initiated dosing on the 4th and final cohort of subjects. However, if our efforts in the United States or the UK are not successful, we may not be able to initiate or complete a clinical development program that enables the approval and marketing of ENTR-601-44 as planned, or at all.
Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead EEV therapeutic candidates, ENTR-601-44, ENTR-601-45, ENTR-601-50 and our partnered candidate VX-670. Delay or failure to advance programs or modalities, including ENTR-601-44, ENTR-601-45, ENTR-601-50 and VX-670 could adversely impact our business.
Using our platform, we are developing product features for medicines based on EEVs. Over time, our platform work led to commonalities, where a specific combination of EEV technologies, delivery technologies, and manufacturing processes generated a set of product features shared by multiple programs, for example, oligonucleotide-, enzyme-, and antibody-conjugated EEVs. This is what we call a “modality.” We are utilizing early programs in a modality, such as ENTR-601-44 for oligonucleotide-conjugated EEVs, to understand the technology risks within the modality, including manufacturing and pharmaceutical properties. Our lead therapeutic candidate, ENTR-601-44, is being developed to address DMD and we are highly dependent on the success of the current and future clinical trials of ENTR-601-44, the outcomes of which are uncertain, to further develop ENTR-601-45, our lead therapeutic candidate for patients with DMD with exon 45 skipping amenable mutations as well as ENTR-601-50, our therapeutic candidate for patients with DMD who are exon 50 skipping amenable. Because ENTR-601-44 is our first EEV therapeutic candidate, if ENTR-601-44 encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, the value of our EEV Platform, including our other therapeutic candidates such as ENTR-601-45, ENTR-601-50, and our partnered candidate VX-670, could be greatly diminished and our development plans and business would be significantly harmed.
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
Using EEV technology to develop therapeutic candidates is a new therapeutic approach and no products based on EEVs have been approved to date in the United States or the rest of the world. As such, it is difficult to accurately predict the developmental challenges we may face for our EEV therapeutic candidates as they proceed through development. In addition, because we have not yet completed any clinical trials with our EEV therapeutic candidates, we have not yet been able to assess safety in humans and there may be short-term or long-term effects from treatment with any therapeutic candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of therapeutic candidate development and we cannot predict whether our EEV Platform, or any similar or competitive intracellular delivery technologies, will enable the identification, development and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our EEV Platform or any of our research programs will not cause significant delays or unanticipated costs or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we have initiated or may initiate, or commercializing any therapeutic candidates we may develop on a timely or profitable basis, if at all.
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
The results from preclinical studies or clinical trials of a therapeutic candidate may not predict the results of later clinical trials of the therapeutic candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate VX-670 and other potential therapeutic candidates, we do not know whether ENTR-601-44, ENTR-601-45, ENTR-601-50, VX-670 or the other potential therapeutic candidates will perform in current or future clinical trials as they have performed in these prior studies. The positive results we have observed for our therapeutic candidates in early, non-GLP preclinical studies and animal models may not be predictive of our current or future clinical trials in humans. Furthermore, for some indications that we are pursuing there are no animal models that adequately mirror the human disease to predict any level of positive results. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many therapeutic candidates fail in clinical trials despite very promising early results. Unexpected observations or toxicities observed in our IND-enabling studies for example, could delay clinical trials for ENTR-601-44, ENTR-601-45, ENTR-601-50 or our other development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and companies that have believed their therapeutic candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA approval. Additionally, we may conduct clinical trials that utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational therapeutic candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational therapeutic candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our therapeutic candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.
For the foregoing reasons, we cannot be certain that our ongoing and planned preclinical studies, and current and planned clinical trials will be successful. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our therapeutic candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.
Substantial delays in the commencement of our planned clinical trials or the enrollment or completion of our current or planned clinical trials, or failure to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities could prevent us from commercializing any therapeutic candidates we determine to develop on a timely basis, if at all.
The risk of failure in developing therapeutic candidates is high. It is impossible to predict when or if any therapeutic candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any therapeutic candidate, we must complete preclinical development, submit an IND or foreign equivalent to permit initiation of clinical studies, and then conduct extensive clinical trials to demonstrate the safety and efficacy of therapeutic candidates in humans. As an organization, we submitted an IND for ENTR-601-44 in the fourth quarter of 2022, which was subsequently placed on clinical hold. We are advancing this program in a single ascending dose clinical trial in healthy volunteers in the UK and have initiated the dosing of the fourth and final cohort of our Phase 1 clinical trial. In parallel we are committed to resolving the clinical hold in the United States. We plan to advance ENTR-601-45, our EEV therapeutic candidate targeting exon 45, to CTA/IND submission in the fourth quarter of 2024 and ENTR-601-50 to CTA/IND submission in 2025. We have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted a New Drug Application ("NDA"), Biologics License Application ("BLA") or other comparable foreign regulatory submission for any therapeutic candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate VX-670 or any other therapeutic candidates will be required or how such trials should be designed. Consequently, we and our partner may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our therapeutic candidates. Clinical trials may fail to demonstrate that our therapeutic candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.
Before we can commence clinical trials for a therapeutic candidate, we must complete extensive preclinical testing and studies that support our INDs and other regulatory filings. We cannot be certain of the timely identification of a therapeutic candidate or the completion or outcome of our preclinical testing and studies and cannot predict whether the FDA will accept our proposed clinical programs or whether the outcome of our preclinical testing and studies will ultimately support the further development of any therapeutic candidates. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. As a result, we cannot be sure that we will be able to submit INDs for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs will result in the FDA allowing clinical trials to begin. For example, the FDA has placed the IND for ENTR-601-44 for the potential treatment of DMD on clinical hold and requested that we gather and submit additional information regarding ENTR-601-44. We are actively working to resolve the clinical hold in the United States. Should our response to the clinical hold in the United States not be satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all. In addition, given the extraordinary unmet need, we initiated a healthy volunteer trial in the UK and have initiated dosing of the fourth and final cohort of our Phase 1 clinical trial. However, if our efforts in the United States and elsewhere are not successful, we may not be able to complete a clinical development program that enables the approval and marketing of ENTR-601-44 as planned, or at all.
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
•delays in reaching agreement on acceptable terms with prospective clinical research organizations ("CROs") and clinical trial sites;
•delays in opening clinical trial sites or obtaining required institutional review board ("IRB") or independent ethics committee approval, or the equivalent review groups for sites outside the United States, at each clinical trial site;
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
After initiating a clinical trial, we could also encounter delays if the clinical trial is suspended, placed on clinical hold or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or other regulatory authorities or recommended for suspension or termination by the Data Safety Monitoring Board ("DSMB") for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our therapeutic candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from preclinical studies, clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their therapeutic candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory approval.
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
Interim, topline and preliminary data from our preclinical studies and/or clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim, preliminary or topline data from our clinical studies. Interim, topline or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, topline or interim data and final data could significantly harm our business prospects.
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
At any time and for any reason, we may determine that one or more of our discovery programs or preclinical or clinical therapeutic candidates or programs does not have sufficient potential to warrant the allocation of resources toward such program or therapeutic candidate. Accordingly, we may choose not to develop a potential therapeutic candidate or elect to suspend, deprioritize or terminate one or more of our discovery programs or preclinical or clinical therapeutic candidates or programs. Suspending, deprioritizing or terminating a program or therapeutic candidate in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or therapeutic candidates. For example, in 2020, we made the strategic decision to focus the majority of our immediate efforts on EEV-oligonucleotide opportunities while pausing development on an existing program, PTI-501 (formerly ENTR-501) which is an EEV-conjugated protein designed to treat patients with a rare disease known as mitochondrial neurogastrointestinal encephalomyopathy ("MNGIE"). We have since partnered with an organization that has the resources and expertise to continue the development of ENTR-501. We continue to believe that the program will have an important role to play in the future treatment of patients with MNGIE.
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
Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for our one or more of our therapeutic candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a therapeutic candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the therapeutic candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit, and the FDA is permitted to require, as appropriate, that such studies be underway prior to approval or within a specified period after the date of approval. Sponsors must also update the FDA on the status of these studies, and under the Food and Drug Omnibus Reform Act of 2022, the FDA has increased authority to withdraw approval of a drug granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug's predicted clinical benefit.
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
Regulatory authorities in some jurisdictions, including the United States and the EU, may also designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a therapeutic candidate as an orphan drug if it is a drug intended to treat a rare condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products ("COMP") evaluates orphan designation in respect of a product if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five (5) in ten thousand (10,000) persons in the EU when the application is made, or (ii) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there is no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the product would be of significant benefit to those affected by that condition. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers, and it may entitle the therapeutic to exclusivity in the United States and the EU. Even if we obtain orphan drug designation for a therapeutic candidate, we may not be able to obtain or maintain orphan drug exclusivity for that therapeutic candidate.
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
In order to market and sell any therapeutic candidates we may develop in the EU and many other foreign jurisdictions, including the UK, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any jurisdiction, which would materially impair our ability to generate revenue.

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
We anticipate we will conduct clinical trials of our therapeutic candidates in the United States and internationally. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our therapeutic candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
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
Any therapeutic candidate for which we obtain marketing approval, if ever, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such medicine, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current Good Manufacturing Practices ("CGMP") requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, compliance with applicable product tracking and tracing requirements, and requirements regarding the distribution of samples to physicians and recordkeeping. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The FDA typically advises that patients treated with genetic medicine undergo follow-up observations for potential adverse events for a 15-year period. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Even if marketing approval of a therapeutic candidate is granted, the approval may be subject to limitations on the indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine.
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
We do not expect to independently conduct all aspects of our product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these items, including contract manufacturing organizations ("CMOs") for the manufacturing of any therapeutic candidates we test in preclinical or clinical development, as well as CROs for the conduct of our animal testing and research and CROs for the conduct of our planned clinical trials. Any of these third parties may terminate their engagements with us at any time. A need to enter into alternative arrangements could delay our product development activities, and we may not be able to enter into alternative arrangements on reasonable terms, if at all.
Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for therapeutic candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our CTA/IND-enabling studies and clinical trials are conducted in accordance with the study plan and protocols. Moreover, the FDA and similar foreign regulatory bodies require us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on government-sponsored databases, such as clinicaltrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure our stockholders that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under conditions that comply with CGMPs. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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
We engage a number of third-party suppliers and service providers to supply critical goods and services, such as contract research services, contract manufacturing services and information technology services. Disruptions to the business, financial stability or operations of these suppliers and service providers, including due to strikes, labor disputes or other disruptions to the workforce, for instance, if employees are not able to come to work, or to their willingness and ability to produce or deliver such products or provide such services in a manner that satisfies the requirements put forth by the authorities, or in a manner that satisfies our own requirements, could affect our ability to develop and market our future therapeutic candidates on a timely basis. If these suppliers and service providers were unable or unwilling to continue to provide their products or services in the manner expected, or at all, we could encounter difficulty finding alternative suppliers. For example, we currently rely on foreign CROs and CMOs to manufacture our clinical materials, and may rely on foreign CROs and CMOs in the future. Foreign CMOs may be subject to U.S. legislation or investigations, including the proposed BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies and could adversely affect our financial condition and business prospects. Even if we are able to secure appropriate alternative suppliers in a timely manner, costs for such products or services could increase significantly. Any of these events could adversely affect our results of operations and our business.
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
We may from time to time be dependent on single- or limited-source suppliers for some of the components and materials used in the therapeutic candidates we may develop.
We may from time to time depend on single- or limited-source suppliers for some of the components and materials used in any therapeutic candidates we may develop. We cannot ensure that these suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, components, key processes and finished goods could expose us to several risks, including disruptions in supply, price increases or late deliveries. There are, in general, relatively few alternative sources of supply for substitute components. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components, materials and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single-source supplier or service provider could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.
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
For example, we will have limited influence and control over the development and commercialization activities of Vertex in the development and commercialization of VX-670 or certain other product candidates. On May 6, 2024, Vertex announced that its IND for the Phase 1/2 clinical trial of VX-670 in people with DM1 has cleared, as have the CTAs in Canada, the UK and the EU, and the CTN in Australia. Vertex further noted that enrollment and dosing are underway. Vertex’s development and commercialization activities may adversely impact our own efforts. Failure by Vertex to meet its obligations under the Vertex Agreement, to apply sufficient efforts at developing and commercializing collaboration products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations. In addition, to the extent we rely on Vertex to commercialize any products upon obtaining regulatory approval, we may receive less revenues than if we commercialized these products ourselves, which could materially harm our prospects.
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
In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services ("CMS"), an agency within the U.S. Department of Health and Human Services ("HHS"). CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of these or other products that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our therapeutics will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our therapeutics. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Factors payors consider in determining reimbursement are based on whether the product is:
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

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any therapeutic candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price ("ASP") and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.
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
Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. ("PTC"). In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are phosphorodiamidate morpholino oligomers ("PMOs") approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc. ("Sarepta"), and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP -5051, a peptide-linked PMO currently being evaluated following a Phase 2 clinical trial for patients amenable to exon 51 skipping along with additional exons in preclinical development, Nippon Shinyaku Co. Ltd., which recently completed a Phase 1/2 clinical trial for patients amenable to exon 44 skipping in Japan, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Avidity Biosciences, Inc. ("Avidity"), which announced the preliminary data from its ongoing Phase 1/2 clinical trial with antibody oligonucleotide conjugates for exon 44 (AOC-1044), and has similar programs for patients amenable to exon 45, and exon 51 skipping in preclinical development, Wave Life Sciences Ltd., which is clinically evaluating WVE-N531, a splicing clinical candidate that is designed to target exon 53 within the dystrophin gene, Dyne Therapeutics, Inc. ("Dyne"), which is pursuing antibody fragment-oligonucleotide conjugates for exons 44, 45, 51 (clinical candidate DYNE-251), and 53, PepGen, Inc. with PGN-EDO51, a clinical candidate designed to address exon 51, along with discovery programs targeting exons 53, 44, and 45, and BioMarin Pharmaceutical Inc., which is in preclinical development with BMN 351, an antisense oligonucleotide therapy for exon 51. In addition, several companies are developing gene therapies to treat DMD, including Pfizer Inc. (PF-06939926), Sarepta (SRP-9001; delandistrogene moxeparvovec-rokl approved for ambulatory 4-5 year old patients), Solid Biosciences Inc. (SGT-003), and

REGENXBIO (RGX-202). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

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
As of March 31, 2024, we had 160 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.
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
For example, the Patient Protection and Affordable Care Act ("ACA") was passed in 2010 and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry.
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
The Inflation Reduction Act of 2022 (the "IRA") includes several provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA's Medicare drug price negotiation program. The effect of the IRA on our business and the healthcare industry in general is not yet known.
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
•the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH") and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
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
Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the EU General Data Protection Regulation (which became effective on May 25, 2018) ("EU GDPR") and the UK General Data Protection Regulation (which became effective following UK withdrawal from the EU as of January 2021) ("UK GDPR") also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future. For example, under Section 174 of the Internal Revenue Code of 1986, as amended (the "Code"), in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office ("USPTO") or in other jurisdictions, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or other similar proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our therapeutic programs and other proprietary technologies we may develop and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.
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

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our therapeutic programs, eventual therapeutic candidates, and proprietary technologies. For example, we rely on a license from Ohio State Innovation Foundation ("OSIF"), an affiliate of The Ohio State University ("OSU") to certain patent rights and know-how of OSU. Our license agreement with OSIF imposes, and we expect that any future license agreement will impose, specified diligence, milestone payments, royalty payments, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. These milestone payments, and other payments associated with the license, will make it less profitable for us to develop and potentially commercialize our therapeutic candidate. If this agreement is terminated, we could lose intellectual property rights that may be important to our business, potentially be liable for damages to the licensor or potentially be prevented from developing and commercializing our therapeutic candidate. Termination of the agreement or reduction or elimination of our rights under the agreement may also potentially result in us being required to negotiate a new or reinstated agreement with less favorable terms, and it is possible that we may be unable to obtain any such additional license at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to spend significant time and resources to redesign our therapeutic candidate or the method for manufacturing it or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. For more information on the terms of the license agreement with OSIF, see “Business—Intellectual property— License agreement with The Ohio State University” and Note 10, Commitments and Contingencies, to our consolidated financial statements included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Changes in either the patent laws or interpretation of patent laws in the United States and worldwide, including patent reform legislation such as the Leahy-Smith America Invents Act (the "Leahy-Smith Act"), could increase the uncertainties and costs surrounding the prosecution of any owned or in-licensed patent applications and the maintenance, enforcement or defense of any current in-licensed issued patents and issued patents we may own or in-license in the future. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our in-licensed issued patents and issued patents we may own or in-license in the future, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our therapeutic candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
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
In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state cybersecurity incident notification laws and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. By way of example, HIPAA imposes privacy and security requirements and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations. Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act ("FTCA"), 15 U.S.C § 45(a). The Federal Trade Commission expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act ("CCPA"), which went into effect on January 1, 2020, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, and imposing special rules on the collection of consumer data from minors. The CCPA also provided for civil penalties for violations of the act, as well as a private right of action for data breaches, which is expected to increase the risk of future data breach litigation.
Further, a ballot initiative, the California Privacy Rights Act ("CPRA"), was passed by California voters on November 3, 2020 and as of January 1, 2023 has imposed additional obligations on companies covered by the legislation. The CPRA significantly modified the CCPA, including by creating additional obligations with respect to the processing and storing of personal information and by expanding consumers' rights with respect to certain sensitive information.
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
We will be subject to the data protection laws of the EU and UK in relation to personal data we collect from these territories. These laws impose additional obligations and risk upon our business, including substantial expenses and changes to business operations that are required to comply with these laws. The withdrawal of the UK from the EU (Brexit) and the subsequent separation of the data protection regimes of these territories means we are required to comply with separate data protection laws in the EU and UK which may lead to additional compliance costs and could increase our overall risk. The collection, use, storage, disclosure, transfer, and other processing of personal data in the EU is governed by the provisions of the EU GDPR. Following the withdrawal of the UK from the EU, the EU GDPR ceased to apply in the UK. As of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the EU GDPR into UK law along with the UK GDPR together with the EU GDPR, referred to as the GDPR. Failure to comply with the GDPR, and any supplemental European Economic Area ("EEA"), country’s national data protection laws which may apply by virtue of the location of the individuals whose personal data we collect, may result in fines and other administrative penalties, including monetary penalties of up to €20/£17.5 million or 4% of worldwide revenue (whichever is higher). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
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
The GDPR imposes strict rules on the transfer of personal data out of the EEA/UK to countries not regarded by the European Commission and the UK government as providing adequate protection, or third countries, including the United States. These transfers are prohibited unless an appropriate safeguard specified by data protection laws is implemented, such as the Standard Contractual Clauses ("SCCs"), approved by the European Commission, or a derogation applies. Transfers made pursuant to the SCCs need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred data. If the standard is not met, businesses will be required to adopt supplementary measures. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework ("Framework"), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. The UK is not subject to the European Commission’s SCCs but the UK Information Commissioner’s Office has published the UK’s own transfer mechanisms for personal data originating from the UK (the International Data Transfer Agreement and International Data Transfer Addendum (each an "IDTA")), which have been in force since March 21, 2022. The IDTA requires the same case-by-case risk assessment of the transfer. In addition, there has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA/UK personal data is located and which service providers we can utilize for the processing of EEA/UK personal data, particularly as the enforcement around GDPR international transfer compliance obligations is currently unclear. The above transfer requirements and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position.
Although the UK is regarded as a third country under the EU’s GDPR, the European Commission ("EC") has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection.
The UK Government has also now introduced a Data Protection and Digital Information Bill (the "UK Bill"), into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill will have the effect of further altering the similarities between the UK and EU data protection regime. This may lead to additional compliance costs and could increase our overall risk.

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

We continue to build and integrate artificial intelligence into our offerings, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act ("AI Act") — the world’s first comprehensive AI law — was approved on March 13, 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate artificial intelligence tools into their own offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.
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
Increased attention to, and evolving expectations for, environmental, climate change, social, and governance ("ESG") initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.
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
In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has issued rules that require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. These and other changes in stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, our business partners may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
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
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 70.5% of our outstanding voting stock as of March 31, 2024. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
Pursuant to our 2021 Stock Option and Incentive Plan (the "2021 Plan"), our management is authorized to grant stock options to our employees, directors and consultants. If the number of shares reserved under our 2021 Plan is increased pursuant to the terms of the 2021 Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:
•being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in our periodic reports;
•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley Act");
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
In addition, Section 203 of the General Corporation Law of the State of Delaware ("DGCL") prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.
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

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of, or a claim based on, fiduciary duty owed by any of our current or former directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein ("Delaware Forum Provision"). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the sole and exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act ("Federal Forum Provision"). In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage, particularly in light of recent cost increases related to coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2024 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds from our Initial Public Offering of Common Stock
In November 2021, the Company completed its initial public offering ("IPO") in which the Company issued and sold 10,436,250 shares of its common stock, including 1,361,250 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $20.00 per share. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-260160), which was declared effective by the Securities and Exchange Commission (the "SEC") on October 28, 2021. Goldman Sachs & Co. LLC, Cowen and Company, LLC and Evercore Group L.L.C. acted as joint book-running managers for the offering.

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

Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2024, our officers and directors took the following actions with respect to 10b5-1 trading arrangements:

Trading Arrangement
Name (Title)	Action	Date	Type of Trading Arrangement	Nature of Trading Arrangement	Aggregate Maximum Number of Shares that may be Sold	Expiration Date
Kory Wentworth (Chief Financial Officer)	Adopt	3/15/2024	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company's common stock pursuant to the terms of the plan	48,018(1)	6/15/2025
(1)For purposes of this disclosure, the shares included in this table reflect the aggregate maximum number of shares that may be sold under the 10b5-1 trading arrangement. The 10b5-1 trading arrangement covers RSUs, shares underlying stock options exercisable, and shares held by the officer. The actual number of shares that may be sold under the 10b5-1 trading arrangement will be calculated as RSU vesting to satisfy tax withholding obligations pursuant to the Company’s non-discretionary sell-to-cover requirement occurs.

Item 6. Exhibits
The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q ("Quarterly Report").

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
Date: May 7, 2024

ENTRADA THERAPEUTICS, INC.

By:	/s/ Dipal Doshi
Name:	Dipal Doshi
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Kory Wentworth
Name:	Kory Wentworth
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)