Form 10-Q
period 2024-06-30
Entrada Therapeutics, Inc.
filed 2024-08-13
CIK 1689375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2024, the registrant had 37,199,550 shares of common stock, $0.0001 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Quarterly Report") contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are based on our management’s current beliefs, expectations and assumptions about future events, conditions and results and on information currently available to us.

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report include but are not limited to statements about:
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
•the scope of protection we are able to establish and maintain for intellectual property rights covering our therapeutic candidates and other therapeutic candidates we may develop, including the extensions of existing patent terms where available, and the validity of intellectual property;
•rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
•the period over which we estimate our available financial resources, together with ongoing research support will enable us to fund the Company’s current and future operating expenses and capital expenditure requirements;
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
•other risks and uncertainties, including those listed under the caption “Risk Factors”.

In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “seek,” “predict,” “future,” “project,” “potential,” “continue,” “target,” "contemplate," "possible," "can," or the negative of these terms or other comparable terminology, and similar expressions, although not all forward-looking statements contain these identifying words. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Quarterly Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the Securities and Exchange Commission thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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
•Substantial delays in the commencement, enrollment or completion of our planned clinical trials, or failure to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities could prevent us from commercializing any therapeutic candidates we determine to develop on a timely basis, if at all.
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$185,253	$67,602
Marketable securities	284,493	284,367
Collaboration receivable	7,674	5,878
Prepaid expenses and other current assets	12,116	11,924
Total current assets	489,536	369,771
Property and equipment, net	11,344	11,191
Restricted cash	3,950	3,950
Right-of-use assets, operating leases	76,386	81,490
Other non-current assets	747	2,790
Total assets	$581,963	$469,192
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,635	$3,277
Accrued expenses and other current liabilities	10,999	11,325
Income taxes payable	4,111	4,024
Operating lease obligations, current portion	8,567	7,909
Deferred revenue, current portion	60,497	132,261
Total current liabilities	85,809	158,796
Operating lease obligations, net of current portion	55,876	60,321
Deferred revenue, net of current portion	10,353	7,715
Total liabilities	152,038	226,832
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.0001; 150,000,000 shares authorized; 37,190,149 shares issued and 37,172,496 shares outstanding as of June 30, 2024 and 33,461,771 shares issued and 33,437,296 shares outstanding as of December 31, 2023	4	3
Additional paid‑in capital	546,693	437,132
Accumulated other comprehensive (loss) income	(329)	195
Accumulated deficit	(116,443)	(194,970)
Total stockholders’ equity	429,925	242,360
Total liabilities and stockholders’ equity	$581,963	$469,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$94,694	$18,170	$153,814	$43,430
Operating expenses:
Research and development	32,035	26,300	$60,643	49,402
General and administrative	9,236	8,169	18,635	16,107
Total operating expenses	41,271	34,469	79,278	65,509
Income (loss) from operations	53,423	(16,299)	74,536	(22,079)
Other income:
Interest and other income	4,366	4,218	8,580	6,875
Total other income	4,366	4,218	8,580	6,875
Income (loss) before provision for income taxes	57,789	(12,081)	83,116	(15,204)
Provision for income taxes	(2,758)	(13,847)	$(4,589)	(17,398)
Net income (loss)	$55,031	$(25,928)	$78,527	$(32,602)
Net income (loss) per share, basic	$1.61	$(0.78)	$2.32	$(0.99)
Net income (loss) per share, diluted	$1.55	$(0.78)	$2.23	$(0.99)
Weighted‑average common shares outstanding, basic	34,180,549	33,163,320	33,838,811	32,770,989
Weighted‑average common shares outstanding, diluted	35,507,029	33,163,320	35,148,221	32,770,989
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(83)	(363)	(524)	1,052
Total other comprehensive (loss) income	(83)	(363)	(524)	1,052
Total comprehensive income (loss)	$54,948	$(26,291)	$78,003	$(31,550)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	31,394,767	$3	$402,893	$(2,057)	$(188,285)	$212,554
Issuance of common stock upon exercise of stock options	18,344	—	129	—	—	129
Vesting of early exercised options	10,153	—	26	—	—	26
Vesting of restricted stock units	91,859	—	—	—	—	—
Issuance of common stock in connection with the Vertex Agreement	1,618,613	—	19,407	—	—	19,407
Stock‑based compensation	—	—	2,755	—	—	2,755
Other comprehensive income	—	—	—	1,415	—	1,415
Net loss	—	—	—	—	(6,674)	(6,674)
Balances at March 31, 2023	33,133,736	$3	$425,210	$(642)	$(194,959)	$229,612
Issuance of common stock upon exercise of stock options	46,175	$—	$257	$—	$—	$257
Vesting of early exercised options	9,468	$—	$25	$—	$—	$25
Purchase of common stock under the employee stock purchase plan	16,314	$—	$186	$—	$—	$186
Stock‑based compensation	—	$—	$3,119	$—	$—	$3,119
Other comprehensive loss	—	$—	$—	$(363)	$—	$(363)
Net loss	—	$—	$—	$—	$(25,928)	$(25,928)
Balances at June 30, 2023	33,205,693	$3	$428,797	$(1,005)	$(220,887)	$206,908

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	33,437,296	$3	$437,132	$195	$(194,970)	$242,360
Issuance of common stock upon exercise of stock options	30,888	—	206	—	—	206
Vesting of early exercised options	3,411	—	13	—	—	13
Vesting of restricted stock units	132,458	—	—	—	—	—
Stock‑based compensation	—	—	3,733	—	—	3,733
Other comprehensive loss	—	—	—	(441)	—	(441)
Net income	—	—	—	—	23,496	23,496
Balances at March 31, 2024	33,604,053	$3	$441,084	$(246)	$(171,474)	$269,367
Issuance of common stock upon exercise of stock options	166,155	$—	$1,104	$—	$—	$1,104
Vesting of early exercised options	3,411	$—	$13	$—	$—	$13
Vesting of restricted stock units	11,490	$—	$—	$—	$—	$—
Purchase of common stock under the employee stock purchase plan	20,384	$—	$263	$—	$—	$263
Issuance of common stock and pre-funded warrants in registered direct offering, net of issuance costs of $392	3,367,003	$1	$99,607	$—	$—	$99,608
Stock‑based compensation	—	$—	$4,622	$—	$—	$4,622
Other comprehensive loss	—	$—	$—	$(83)	$—	$(83)
Net income	—	$—	$—	$—	$55,031	$55,031
Balances at June 30, 2024	37,172,496	$4	$546,693	$(329)	$(116,443)	$429,925
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$78,527	$(32,602)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense	1,844	1,271
Stock‑based compensation expense	8,355	5,874
Amortization/(accretion) of marketable securities	(4,298)	(1,928)
Changes in operating assets and liabilities:
Collaboration receivable	(1,796)	(3,744)
Prepaid expenses and other current assets	(192)	10,884
Right-of-use assets, operating leases	5,104	6,881
Other non-current assets	2,043	(9,311)
Accounts payable	(1,541)	(3,846)
Accrued expenses and other current liabilities	(906)	(943)
Income tax payable	87	7,359
Operating lease liabilities	(3,787)	(8,743)
Deferred revenue	(69,126)	197,156
Net cash provided by operating activities	14,314	168,308
Cash flows from investing activities:
Purchases of property and equipment	(1,884)	(3,190)
Purchases of marketable securities	(207,627)	(241,897)
Maturities of marketable securities	211,275	91,386
Net cash provided by (used in) investing activities	1,764	(153,701)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in registered direct offering, net of issuance costs paid	100,000	—
Proceeds from issuance of common stock in connection with the Vertex Agreement	—	19,407
Proceeds from exercise of stock options	1,310	386
Proceeds from issuance of common stock under the employee stock purchase plan	263	186
Net cash provided by financing activities	101,573	19,979
Net increase in cash, cash equivalents, and restricted cash	117,651	34,586
Cash, cash equivalents, and restricted cash at beginning of period	71,552	49,107
Cash, cash equivalents, and restricted cash at end of period	$189,203	$83,693
Supplemental cash flow disclosures:
Purchases of property and equipment included in accounts payable and accrued expenses	$321	$889
Right-of-use assets obtained in exchange from operating lease liabilities	$—	$77,584
Right-of-use assets surrendered as part of lease modification	$—	$7,761
Transfer of deposits for equipment from operating to investing cash flows	$—	$617
Vesting of options early exercised subject to repurchase	$26	$51
Deferred offering costs included in accrued expenses	$392	$—
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
In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Since its inception, the Company has incurred significant net losses. As of June 30, 2024, the Company had an accumulated deficit of $116.4 million. To date, the Company has funded its operations primarily through the sale of equity securities and collaboration payments. Other than the recognition of revenue related to collaboration payments, the Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities of $469.7 million as of June 30, 2024 will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its business strategy and may pursue additional cash resources through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing, or other arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed or on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
In June 2024, the Company entered into a securities purchase agreement with a limited number of investors relating to a registered direct offering (the “June 2024 Offering”) of 3,367,003 shares of the Company’s common stock at a purchase price of $14.85 per share and, in lieu of common stock to certain investors who so chose, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 3,367,003 shares of Common Stock at a purchase price of $14.8499 per Pre-Funded Warrant, which represents the price per share at which the shares of common stock were sold to the investors in the June 2024 Offering, minus $0.0001, which is the exercise price of each Pre-Funded Warrant. The June 2024 Offering was made pursuant to the shelf registration statement on Form S-3 (File No. 333-268099) previously filed by the Company with the Securities and Exchange Commission (the “SEC”) on November 1, 2022 and declared effective by the SEC on November 7, 2022. The aggregate net proceeds from the sale of common stock and Pre-Funded Warrants in the June 2024 Offering were approximately $99.6 million, after deducting offering expenses payable by the Company. The Company will receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants.

2. Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the "SEC") on March 13, 2024 (the "Annual Report"), except as described below.
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted, as is permitted by GAAP. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2024, and results of operations for the interim periods ended June 30, 2024 and 2023.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2023 and 2022, and the notes thereto, included in the Annual Report.
Common Stock Warrants
The Company’s common stock warrants are evaluated pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The Company classifies its freestanding warrants as (i) liabilities, if the warrant terms allow settlement of the warrant exercise in cash, or (ii) equity, if the warrant terms only allow settlement in shares of common stock. Please refer to Note 8 below for the application to the Company’s pre-funded warrants.
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
3. Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. At June 30, 2024 and December 31, 2023, cash and cash equivalents include standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries.
As of June 30, 2024 and December 31, 2023, restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities located at One Design Center Place, Boston, Massachusetts. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$185,253	$67,602
Restricted cash	3,950	3,950
Total cash, cash equivalents and restricted cash	$189,203	$71,552

4. Marketable Securities
The following are summaries of the Company's marketable securities at June 30, 2024 and December 31, 2023 (in thousands).

June 30, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$214,143	$2	$(212)	$213,933
Corporate debt securities	45,176	23	(51)	45,148
Total securities with a maturity of one year or less	$259,319	$25	$(263)	$259,081

U.S. government agency securities and treasuries	14,555	—	(79)	14,476
Corporate debt securities	10,947	—	(11)	10,936
Total securities with a maturity of more than one year	$25,502	$—	$(90)	$25,412
Total available-for-sale securities	$284,821	$25	$(353)	$284,493

December 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$235,500	$127	$(41)	$235,586
Corporate debt securities	25,466	—	(29)	25,437
Total securities with a maturity of one year or less	$260,966	$127	$(70)	$261,023

U.S. government agency securities and treasuries	15,537	45	—	15,582
Corporate debt securities	7,669	93	—	7,762
Total securities with a maturity of more than one year	$23,206	$138	$—	$23,344
Total available-for-sale securities	$284,172	$265	$(70)	$284,367

As of June 30, 2024, the Company had 46 marketable securities with a total fair market value of $252.3 million in an unrealized loss position. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss). The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities as available for sale.

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

As of June 30, 2024 and December 31, 2023, $1.4 million and $1.7 million, respectively, of accrued interest receivable was included in prepaid expenses and other current assets.

5. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$160,800	$—	$—	$160,800
U.S. government agency securities and treasuries(2)	$—	$23,953	$—	$23,953
Marketable securities:
U.S. government agency securities and treasuries	—	228,409	—	228,409
Corporate bonds	—	56,084	—	56,084
Total	$160,800	$308,446	$—	$469,246

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$67,102	$—	$—	$67,102
Marketable securities:
U.S. government agency securities and treasuries	$—	$251,168	$—	$251,168
Corporate bonds	—	33,199	—	33,199
Total	$67,102	$284,367	$—	$351,469
(1)The cash equivalent amounts above do not include $0.5 million of cash related to checking accounts included in cash and cash equivalents as of June 30, 2024 and December 31, 2023. These amounts are excluded as no valuation is needed for cash in checking accounts.
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
6. Property and Equipment, Net
Property and equipment, net consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Laboratory equipment	$14,328	$12,596
Furniture and fixtures	2,241	2,228
Computer equipment	431	431
Leasehold improvements	1,932	1,859
Total property and equipment	18,932	17,114
Less: accumulated depreciation	(7,588)	(5,923)
Property and equipment, net	$11,344	$11,191
Depreciation expense for the three months ended June 30, 2024 and 2023 was $0.9 million and $0.7 million, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $1.8 million and $1.3 million, respectively.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Employee compensation and benefits	$3,585	$6,660
External research and development expenses	5,566	2,894
General and administrative professional service expenses	948	767
Other	900	1,004
Total accrued expenses and other current liabilities	$10,999	$11,325
8. Common Stock and Preferred Stock
Common Stock
As of June 30, 2024 and December 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share.
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
In September 2023, the Company entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC, acting as the Company's agent and/or principal (the "Sales Agent"), with respect to an "at the market offering" program under which the Company may, from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. During the six months ended June 30, 2024, there have been no sales of common stock pursuant to the Sales Agreement.
In June 2024, the Company entered into a securities purchase agreement with a limited number of investors relating to a registered direct offering (the “June 2024 Offering”) of 3,367,003 shares of the Company’s common stock at a purchase price of $14.85 per share and, in lieu of common stock to certain investors who so chose, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 3,367,003 shares of Common Stock at a purchase price of $14.8499 per Pre-Funded Warrant, which represents the price per share at which the shares of common stock were sold to the investors in the June 2024 Offering, minus $0.0001, which is the exercise price of each Pre-Funded Warrant. The June 2024 Offering was made pursuant to the shelf registration statement on Form S-3 (File No. 333-268099) previously filed by the Company with the Securities and Exchange Commission (the “SEC”) on November 1, 2022 and declared effective by the SEC on November 7, 2022. The aggregate net proceeds from the sale of common stock and Pre-Funded Warrants in the June 2024 Offering were approximately $99.6 million, after deducting offering expenses payable by the Company. The Company will receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants.
The Pre-Funded Warrants were evaluated pursuant to ASC 480 and ASC 815. The Company classified the Pre-Funded Warrants as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date at fair value. The Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable, are immediately exercisable, do not embody an obligation for the Company to repurchase its common shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. The Company valued the Pre-Funded Warrants at issuance, concluding their sales price approximated their fair value.
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance as of:

	June 30, 2024	December 31, 2023
Exercise of outstanding stock options	5,580,320	5,414,360
Vesting of outstanding restricted stock	2,012,533	1,268,461
Future awards under the 2021 Stock Option and Incentive Plan	1,784,890	1,697,832
Future awards under the 2021 Employee Stock Purchase Plan	1,153,675	839,539
Total shares of authorized common stock reserved for future issuance	10,531,418	9,220,192
Preferred Stock
As of June 30, 2024 and December 31, 2023, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share, in one or more series and to fix the rights, preferences, privileges and restrictions thereof. As of June 30, 2024 and December 31, 2023, there were no shares of undesignated preferred stock issued or outstanding.
9. Stock-Based Compensation
2021 Plan
The total remaining shares of common stock authorized for issuance under the 2021 Stock Option and Incentive Plan (the "2021 Plan") increased from 6,336,068 as of December 31, 2023 to 7,520,961 as of June 30, 2024 primarily due to the automatic annual increase provision of the 2021 Plan.
2016 Plan
The total remaining shares of common stock authorized for issuance under the 2016 Stock Incentive Plan as of June 30, 2024 and December 31, 2023 were 1,856,782 shares and 2,044,585 shares, respectively.
2021 Employee Stock Purchase Plan
The total remaining shares of common stock authorized for issuance under the 2021 Employee Stock Purchase Plan (the "2021 ESPP") increased from 839,539 as of December 31, 2023 to 1,153,675 as of June 30, 2024 due to the automatic annual increase provision of the 2021 ESPP.
Stock-Based Compensation
Stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expenses	$2,014	$1,418	$3,627	$2,716
General and administrative expenses	2,608	1,701	4,728	3,158
Total	$4,622	$3,119	$8,355	$5,874

Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted during the six months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Risk‑free interest rate	4.16%	4.00%
Expected volatility	75%	72%
Expected dividend yield	—	—
Expected term (in years)	6.00	5.98
Early Exercise of Unvested Stock Options
Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in current liabilities on the balance sheet. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. Vesting can occur in the year of exercise and thereafter. There were 7,923 and 14,745 unvested shares related to early exercises of stock options as of June 30, 2024 and December 31, 2023, respectively. As of both June 30, 2024 and December 31, 2023, the liability associated with the unvested early exercise of stock options was less than $0.1 million.
Stock Options
The following table summarizes the Company’s stock option activity during the six months ended June 30, 2024:

	Number of Shares	Weighted‑ Average Exercise Price

Outstanding as of December 31, 2023	5,414,360	$11.42
Granted	660,200	14.06
Exercised	(197,043)	6.65
Forfeited	(297,197)	14.13
Outstanding as of June 30, 2024	5,580,320	$11.76
Exercisable as of June 30, 2024(1)	3,451,080	$10.22
(1)This represents the number of vested and unvested options exercisable as of June 30, 2024.
The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2024 and 2023 was $9.62 per share and $8.49 per share, respectively. As of June 30, 2024, there was $20.0 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.18 years.
Restricted Stock Units
During the six months ended June 30, 2024, restricted stock units ("RSUs") were granted to employees with vesting conditions based on continued service over time. Accordingly, stock-based compensation expense for such awards is recognized using a straight-line attribution model over the vesting term of each RSU. The fair value of each RSU is based on the closing price of the Company's common stock on the date of grant.

A summary of restricted stock activity during the six months ended June 30, 2024 is as follows:

	Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested as of December 31, 2023	1,268,461	$13.83
Granted	1,007,490	$13.81
Vested	(143,948)	$11.93
Forfeited	(119,470)	$13.93
Unvested as of June 30, 2024	2,012,533	$13.95
As of June 30, 2024, there was $24.2 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 3.16 years.
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

Provision for Income Taxes

The Company recorded income tax expense of $2.8 million for the three months ended June 30, 2024 and $13.8 million for the three months ended June 30, 2023. The Company recorded income tax expense of $4.6 million for the six months ended June 30, 2024 and $17.4 million for the six months ended June 30, 2023. For all periods, the income tax expense recorded was driven largely by the projected current tax liabilities associated with the tax recognition of payments received pursuant to the Vertex Agreement.

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

The Company recognizes interest and penalties owed to taxing authorities as part of the provision for income taxes. The Company currently anticipates that there will be no change in its unrecognized tax benefits in the next twelve months. As of June 30, 2024, the Company had no unrecognized tax benefits.

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
Pursuant to the OSIF License Agreement, in July 2024, the Company paid Ohio State Innovation Foundation ("OSIF") a sublicense fee of $1.0 million. The sublicense fee was recorded in accrued expenses and other current liabilities as of June 30, 2024 and recorded in research and development expenses for the six months ended June 30, 2024. No other sublicense fees were owed to OSIF as of June 30, 2024. If the Company receives any additional sublicensing consideration, it will owe additional fees to OSIF pursuant to the terms of the OSIF License Agreement. For more information on the terms of the license agreement with OSIF, see “Business—Intellectual property— License agreement with The Ohio State University” and Note 10, Commitments and Contingencies, to our consolidated financial statements included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

In October 2023, the Company achieved a milestone pursuant to the Vertex Agreement related to preclinical IND-enabling Good Laboratory Practices ("GLP") toxicology studies of VX-670 that triggered a $17.5 million milestone payment, which the Company received in the fourth quarter of 2023. In the first quarter of 2024, the Company achieved a milestone related to the clinical advancement of VX-670, which triggered a $75.0 million payment. The Company received this payment in the second quarter of 2024.

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

In October 2023, the Company achieved a milestone related to preclinical IND-enabling GLP toxicology studies of VX-670, which triggered a $17.5 million payment. In the first quarter of 2024, the Company achieved a milestone related to the clinical advancement of VX-670, which triggered a $75.0 million payment. The Company received this payment in the second quarter of 2024. No additional milestones were deemed probable of being achieved as of June 30, 2024 and, therefore, all remaining milestone payments were fully constrained and excluded from the transaction price as of June 30, 2024. The Company re-evaluates the probability of achievement of development milestones and any related constraint at each period end, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.

Allocation and Recognition

As of June 30, 2024, the transaction price for the combination of the exclusive license and the performance of the research activities for VX-670 primarily consists of (i) the upfront payment, (ii) the equity premium paid by Vertex (iii) the milestone achieved in October 2023, (iv) the milestone achieved in the first quarter of 2024 and (v) reimbursement of costs incurred in connection with the delivery of services under the Amended Research Plan associated with VX-670. The transaction price for the work on additional EEV-based therapeutic candidates consists of the reimbursement of costs incurred in connection with the delivery of services under the Amended Research Plan associated with such work.

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

The amounts received that have not yet been recognized as revenue are deferred on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. The performance obligations have not been fully satisfied as of June 30, 2024.

During the three months ended June 30, 2024, the Company recognized $94.7 million in revenue under the Vertex Agreement, including $7.5 million of cost reimbursements and $87.2 million from amounts that were recorded in deferred revenue as of March 31, 2024. During the six months ended June 30, 2024, the Company recognized $152.8 million in revenue under the Vertex Agreement, including $9.6 million of cost reimbursements, $17.4 million related to a cumulative catch-up adjustment for the milestone achieved in the first quarter of 2024, and $125.8 million from amounts that were recorded in deferred revenue as of December 31, 2023.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations recorded in deferred revenue at June 30, 2024 is $70.9 million. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining term of the Amended Research Plan.
13. Net Income (Loss) per Share
The computation of basic net income (loss) per share is based on the weighted-average number of the Company's common shares outstanding. The weighted-average common shares outstanding used in the basic and diluted net loss per share calculation includes the Pre-Funded Warrants issued in connection with the Company’s registered direct offering in June 2024 as the Pre-Funded Warrants are exercisable for nominal cash consideration.
The computation of diluted net income (loss) per share is based on the weighted-average number of the Company's common shares outstanding and potential dilutive common shares outstanding during the period as determined by using the treasury stock method.
The following table illustrates the determination of basic and diluted net income (loss) per share for each period presented (in thousands, except share and per share date):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$55,031	$(25,928)	$78,527	$(32,602)
Denominator:
Weighted‑average common shares outstanding, basic	34,180,549	33,163,320	33,838,811	32,770,989
Effect of dilutive securities	1,326,480	—	1,309,410	—
Weighted‑average common shares outstanding, diluted	35,507,029	33,163,320	35,148,221	32,770,989

Net income (loss) per share, basic	$1.61	$(0.78)	$2.32	$(0.99)
Net income (loss) per share, diluted	$1.55	$(0.78)	$2.23	$(0.99)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unvested restricted common stock	30,200	708,234	82,880	708,234
Unvested shares from early exercises	—	34,120		34,120
Stock options to purchase common stock	3,768,987	5,369,626	3,809,263	5,369,626
	3,799,187	6,111,980	3,892,143	6,111,980

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

On June 24, 2024, we announced positive preliminary data from our Phase 1 clinical trial of ENTR-601-44, our most advanced product candidate being developed for patients with DMD. The data announced was based upon data collected as of that date, was aggregated based upon the placebo and study drug groups and did not include urinary biomarkers for the 6 mg/kg cohort. The study has since been completed with no adverse findings noted in the urinary biomarkers for the 6 mg/kg cohort.

The primary objective of the Phase 1 clinical trial was to evaluate the safety and tolerability of a single dose of ENTR-601-44. The trial also evaluated pharmacokinetics and target engagement, as measured by exon skipping in the skeletal muscle. The trial included a total of 32 healthy male volunteers across four cohorts, with each cohort consisting of six participants receiving ENTR-601-44 and two participants receiving a placebo control. The doses administered across the cohorts were 0.75 mg/kg, 1.5 mg/kg, 3 mg/kg and 6 mg/kg.

There were no serious adverse events, no drug-related adverse events and no clinically significant changes or trends noted in vital signs, electrocardiograms, physical exams or laboratory assessments observed in the trial. The study demonstrated target engagement as measured by exon skipping on a ng/g of tissue adjusted basis supporting the importance of endosomal escape to therapeutic index optimization. Muscle concentration was detected in all six subjects in the 6 mg/kg dose cohort (mean of 53.8 ng/g, range 40 ng/g-73.5 ng/g) and mean target engagement as measured by exon skipping was 0.44% (range 0.3-0.65%). Exon skipping was statistically significant compared to the placebo control (p<0.005) in the 6 mg/kg dose cohort. These results are based upon data collected to date and are aggregated based upon the placebo and study drug groups. Data will be featured in a poster presentation at the 29th Annual Congress of the World Muscle Society, taking place in Prague, Czechia from October 8-12, 2024.

Based on the positive data from the Phase 1 clinical trial, the Company is on track to submit regulatory applications in the fourth quarter of 2024 to initiate separate global Phase 2 clinical trials for ENTR-601-44 in patients with Duchenne who are exon 44 skipping amenable and for ENTR-601-45 in patients with Duchenne who are exon 45 skipping amenable, subject to regulatory feedback. In addition, we plan to submit regulatory applications in 2025 to initiate a global Phase 2 clinical trial for our third Duchenne candidate, ENTR-601-50, in patients who are exon 50 skipping amenable, subject to regulatory feedback.

Duchenne Muscular Dystrophy Franchise Summary

•ENTR-601-44: Positive Phase 1 clinical data reported and Phase 2 regulatory submissions expected in Q4 2024
•ENTR-601-45: Expect to submit Clinical Trial Application ("CTA")/IND in Q4 2024
•ENTR-601-50: Expect to submit CTA/IND in 2025
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
Under the terms of the Vertex Agreement, we initially received $250.0 million from the Vertex Agreement comprised of an upfront payment of $223.7 million and an equity investment of $26.3 million in our common stock at $16.26 per share. In October 2023, we achieved a milestone pursuant to the Vertex Agreement related to preclinical IND-enabling Good Laboratory Practices ("GLP") toxicology studies of VX-670 that triggered a $17.5 million milestone payment, which we received in the fourth quarter of 2023. In the first quarter of 2024, we achieved a milestone related to the clinical advancement of VX-670, which triggered a $75.0 million payment. We received this payment in the second quarter of 2024.
On May 6, 2024, Vertex announced that its IND for the Phase 1/2 clinical trial of VX-670 in people with DM1 has cleared, as have the CTAs in Canada, the United Kingdom and the European Union, and the Clinical Trials Notification ("CTN") in Australia. On August 1, 2024, Vertex announced that they continue to enroll and dose patients in the global Phase 1/2 clinical trial for VX-670 in people with DM1 and expect to complete the single ascending dose (SAD) portion of the study by the end of 2024. Following completion of the SAD portion of the trial, Vertex will move into the multiple ascending dose portion, where both the safety and efficacy of VX-670 will be evaluated.
Since our inception, we have devoted substantially all our resources to research and development efforts relating to our EEV Platform, advancing development of our portfolio of programs and general and administrative support for these operations, including raising capital. Since our inception, we have raised over $850.0 million of gross proceeds from equity sales to leading biotechnology investors and from the Vertex Agreement.
Since inception, we have incurred significant net losses. As of June 30, 2024, we had an accumulated deficit of $116.4 million. Other than the recognition of revenue related to collaboration payments, we expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we advance our platform and EEV therapeutic candidates. We will not generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more therapeutic candidates, if ever. If we obtain regulatory approval for any therapeutic candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.
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
As of June 30, 2024, we had cash, cash equivalents and marketable securities of $469.7 million. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of June 30, 2024 will be sufficient to fund our operations into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
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
•expenses incurred in connection with our research programs and development of our therapeutic candidates, including those incurred under agreements with third parties, such as consultants, contractors, and clinical research organizations ("CROs") to conduct preclinical studies and clinical trials;
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

As part of the Tax Cuts and Jobs Act of 2017, beginning with the 2022 tax year, we are required to capitalize research and development expenses, as defined under Internal Revenue Code section 174. For expenses that are incurred for research and development in the U.S., the amounts will be amortized over 5 years, and expenses that are incurred for research and experimentation outside the United States will be amortized over 15 years. See Note 10, Income Taxes, for further discussion of our tax provisions for the three months ended June 30, 2024 and June 30, 2023.
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

There have been no material changes to our critical accounting policies and estimates from those reported in the Annual Report, except as described further in Note 2 Summary of Significant Accounting Policies in the condensed consolidated financial statements elsewhere in this Quarterly Report.
Results of Operations
Comparison of the three months ended June 30, 2024 and 2023

	Three Months Ended June 30,
(in thousands)	2024	2023	Change
Collaboration revenue	$94,694	$18,170	$76,524
Operating expenses:
Research and development	32,035	26,300	5,735
General and administrative	9,236	8,169	1,067
Total operating expenses	41,271	34,469	6,802
Income (loss) from operations	53,423	(16,299)	69,722
Other income:
Interest and other income, net	4,366	4,218	148
Total other income, net	4,366	4,218	148
Income (loss) before provision for income taxes	57,789	(12,081)	69,870
Provision for income taxes	(2,758)	(13,847)	11,089
Net Income (loss)	$55,031	$(25,928)	$80,959
Collaboration Revenue

Collaboration revenue was $94.7 million for the three months ended June 30, 2024 and $18.2 million for the three months ended June 30, 2023. The increase was primarily driven by the additional research activities completed during the three months ended June 30, 2024, as well as the milestone related to the clinical advancement of VX-670 that was achieved in March of 2024 and added to the transaction price.
Research and Development Expenses

	Three Months Ended June 30,
(in thousands)	2024	2023	Change
External research and development expenses:
ENTR-601-44	$2,120	$3,665	$(1,545)
ENTR-601-45	573	4,419	(3,846)
ENTR-601-50	3,216	456	2,760
Collaboration services	6,648	2,116	4,532
Other preclinical and discovery programs	1,982	962	1,020
Other unallocated	427	181	246
Total external costs	14,966	11,799	3,167
Internal costs, including personnel related	17,069	14,501	2,568
Total research and development expenses	$32,035	$26,300	$5,735
Research and development expenses were $32.0 million for the three months ended June 30, 2024, compared to $26.3 million for the three months ended June 30, 2023. The increase of $5.7 million in research and development expenses was primarily attributable to:
•an increase of $3.1 million in external costs primarily driven by additional research activities performed for VX-670 and additional preclinical costs incurred related to ENTR-601-50 and additional investments into our discovery programs. These increases were slightly offset by lower costs incurred related to ENTR-601-44 and ENTR-601-45; and
•an increase of $2.6 million in internal costs driven by increased headcount in our research and development function, inclusive of stock-based compensation expense of $2.0 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively, and increased facilities costs to support our expanding operations.
We expect that our research and development expenses will increase as we advance ENTR-601-44 / ENTR-601-45 through clinical trials, and ENTR-601-50 through preclinical development and into clinical trials, support our partnered candidate, VX-670, and continue to perform discovery work for future product candidates.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2024 were $9.2 million, compared to $8.2 million for the three months ended June 30, 2023. The increase of $1.0 million was primarily attributable to an increase in personnel costs as the headcount in our general and administrative function increased. Our general and administrative personnel costs are inclusive of stock-based compensation expense of $2.6 million and $1.7 million for the three months ended June 30, 2024 and 2023, respectively.
Interest and Other Income, net
Total interest and other income, net was $4.4 million for the three months ended June 30, 2024, compared to $4.2 million of interest and other income for the three months ended June 30, 2023; this increase is primarily driven by higher interest income from investments in debt securities due to an overall increase in interest rates.
Provision for Income Taxes
The Company recorded an income tax expense of $2.8 million for the three months ended June 30, 2024 and an income tax expense of $13.8 million for the three months ended June 30, 2023. For both periods, the income tax expense recorded was driven largely by the projected current tax liabilities associated with the tax recognition of payments received pursuant to the Vertex Agreement resulting in taxable income during the respective periods.
Comparison of the six months ended June 30, 2024 and 2023

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Collaboration revenue	$153,814	$43,430	$110,384
Operating expenses:
Research and development	60,643	49,402	11,241
General and administrative	18,635	16,107	2,528
Total operating expenses	79,278	65,509	13,769
Income (loss) from operations	74,536	(22,079)	96,615
Other income:
Interest and other income, net	8,580	6,875	1,705
Total other income, net	8,580	6,875	1,705
Income (loss) before provision for income taxes	83,116	(15,204)	98,320
Provision for income taxes	(4,589)	(17,398)	12,809
Net Income (loss)	$78,527	$(32,602)	$111,129
Collaboration Revenue

Collaboration revenue was $153.8 million for the six months ended June 30, 2024 and $43.4 million for the six months ended June 30, 2024. The $110.4 million increase was primarily driven by the additional research activities completed during the six months ended June 30, 2024, as well as the milestone related to the clinical advancement of VX-670 that was achieved in March of 2024 and added to the transaction price.

Research and Development Expenses

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
External research and development expenses:
ENTR-601-44	$5,221	$5,628	$(407)
ENTR-601-45	3,031	5,360	(2,329)
ENTR-601-50	5,716	475	5,241
Collaboration services	7,395	6,131	1,264
Other preclinical and discovery programs	3,056	1,754	1,302
Other unallocated	2,036	2,910	(874)
Total external costs	26,455	22,258	4,197
Internal costs, including personnel related	34,188	27,144	7,044
Total research and development expenses	$60,643	$49,402	$11,241
Research and development expenses were $60.6 million for the six months ended June 30, 2024, compared to $49.4 million for the six months ended June 30, 2023. The increase of $11.2 million in research and development expenses was primarily attributable to:
•an increase of $7.0 million in internal costs driven by increased headcount in our research and development function, inclusive of stock-based compensation expense of $3.6 million and $2.7 million for the six months ended June 30, 2024 and 2023, respectively, and;
•an increase of $4.2 million in external costs primarily driven by additional preclinical costs incurred for ENTR-601-50, higher research activities performed for VX-670 and additional costs incurred related to discovery programs as we continue investing in our platform
We expect that our research and development expenses will increase as we advance ENTR-601-44 / ENTR-601-45 through clinical trials, and ENTR-601-50 through preclinical development and into clinical trials, support our partnered candidate, VX-670, and continue to perform discovery work for future product candidates.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2024 were $18.6 million, compared to $16.1 million for the six months ended June 30, 2023. The increase of $2.5 million was primarily attributable to higher personnel costs as our headcount in our general and administrative function increased. Our general and administrative personnel costs for the six months ended June 30, 2024 and 2023 are inclusive of stock-based compensation expense of $4.7 million and $3.2 million, respectively.
Interest and Other Income, net
Total interest and other income, net was $8.6 million for the six months ended June 30, 2024, compared to $6.9 million of interest and other income for the six months ended June 30, 2023; this increase is primarily driven by higher interest income from investments in debt securities due to an overall increase in interest rates and also an increase in the amount of debt securities held.
Provision for Income Taxes
The Company recorded an income tax expense of $4.6 million for the six months ended June 30, 2024 and an income tax expense of $17.4 million for the six months ended June 30, 2023. For both periods, the income tax expense recorded was driven largely by the projected current tax liabilities associated with the tax recognition of payments received pursuant to the Vertex Agreement resulting in taxable income during the respective periods.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2016, we have incurred significant operating losses. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $116.4 million and $195.0 million, respectively. We expect to generate significant operating losses and negative operating cash flows for the foreseeable future as we advance our platform and EEV therapeutic candidates. Since our inception, we have raised over $850.0 million of gross proceeds from sales of stock to leading biotechnology investors and from the Vertex Agreement. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $469.7 million.
In September 2023, we entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC (the "Sales Agent") under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $150.0 million, in a series of one or more ATM equity offerings (the "2023 ATM Program"). The Sales Agent is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the Sales Agreement, shares will be sold pursuant to our shelf registration statement on Form S-3 (File No. 333-268099) filed with the SEC on November 1, 2022, including the base prospectus contained therein, as declared effective by the SEC on November 7, 2022 (the "Shelf Registration Statement"). The Company’s common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. As of June 30, 2024 we have not sold any shares of common stock under the 2023 ATM Program.
In June 2024, the Company entered into a securities purchase agreement with a limited number of investors relating to a registered direct offering (the “June 2024 Offering”) of 3,367,003 shares of the Company’s common stock at a purchase price of $14.85 per share and, in lieu of common stock to certain investors who so chose, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 3,367,003 shares of Common Stock at a purchase price of $14.8499 per Pre-Funded Warrant, which represents the price per share at which the shares of common stock were sold to the investors in the June 2024 Offering, minus $0.0001, which is the exercise price of each Pre-Funded Warrant. The June 2024 Offering was made pursuant to the shelf registration statement on Form S-3 (File No. 333-268099) previously filed by the Company with the Securities and Exchange Commission (the “SEC”) on November 1, 2022 and declared effective by the SEC on November 7, 2022. The aggregate net proceeds from the sale of common stock and Pre-Funded Warrants in the June 2024 Offering were approximately $99.6 million, after deducting offering expenses payable by the Company. The Company will receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$14,314	$168,308
Net cash provided by (used in) investing activities	1,764	(153,701)
Net cash provided by financing activities	101,573	19,979
Net increase in cash, cash equivalents and restricted cash	117,651	34,586
Operating Activities
For the six months ended June 30, 2024, net cash provided by operating activities was $14.3 million, driven by our net income of $78.5 million, as adjusted for non-cash items consisting of stock-based compensation expense of $8.4 million, depreciation expense of $1.8 million, and accretion of premiums and discounts of $4.3 million, partially offset by net cash used in changes in our operating assets and liabilities of $70.1 million.
For the six months ended June 30, 2023, net cash provided by operating activities was $168.3 million, driven by our net loss of $32.6 million, net cash provided by changes in our operating assets and liabilities of $195.6 million primarily resulting from the upfront payment received in connection with the Vertex Agreement, and adjustments for non-cash expenses relating to stock-based compensation expense of $5.9 million, depreciation expense of $1.3 million, and accretion of premiums and discounts on marketable securities of $1.9 million.

Investing Activities
Net cash provided by investing activities was $1.8 million for the six months ended June 30, 2024, consisting primarily of $211.3 million from the maturities of marketable securities, partially offset by $207.6 million in purchases of marketable securities and $1.9 million of purchases of property and equipment.
Net cash used in investing activities was $153.7 million for the six months ended June 30, 2023, consisting primarily of $241.9 million in purchases of marketable securities and $3.2 million from purchases of property and equipment, partially offset by $91.4 million from the maturities of marketable securities.
Financing Activities
Net cash provided by financing activities was $101.6 million for the six months ended June 30, 2024, consisting of $100.0 million of proceeds from sales of our common stock and pre-funded warrants, $1.3 million in proceeds from stock option exercises and $0.3 million from the issuance of common stock under our employee stock purchase plan.
Net cash provided by financing activities was $20.0 million for the six months ended June 30, 2023, consisting of $19.4 million in net proceeds from the issuance of 1,618,613 shares in connection with the Vertex Agreement, $0.4 million of proceeds from stock option exercises and $0.2 million from the issuance of common stock under our employee stock purchase plan.
Future Funding Requirements
We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. In addition, we expect to incur additional costs associated with operating as a public company. Our operating expenses and future funding requirements are expected to increase substantially as we continue to advance our portfolio of programs. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of June 30, 2024 will be sufficient to fund our operations into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with research, development, and commercialization of our candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including costs associated with:
•the continuation of our current research programs and our clinical and preclinical development of therapeutic candidates from our current research programs;
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
Contractual Obligations and Commitments
Lease Commitments
During the three months ended June 30, 2024, there were no material changes to our lease commitments from those described in Note 11, Leases, of our financial statements in the Annual Report.
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
We have also entered into license agreements under which we are obligated to make certain payments. During the three months ended June 30, 2024, there were no material changes to our commitments and contingencies related to our license agreements from those described in “Business—Intellectual property— License agreement with The Ohio State University” and Note 10, Commitments and Contingencies, to our financial statements in the Annual Report, with the exception of the sublicense fee paid to OSIF in July of 2024 that we accrued for as of June 30, 2024 in connection with the milestone achieved in the first quarter of 2024 under the Vertex Agreement. For additional information regarding our license agreements, refer to Note 11, Commitments and Contingencies, to our condensed consolidated financial statements in this Quarterly Report.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2024, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.
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
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a biopharmaceutical company with a limited operating history upon which our stockholders can evaluate our business and prospects. Most of our development programs, with the exception of ENTR-601-44 and our partnered candidate VX-670, but including ENTR-601-45 and ENTR-601-50, are in preclinical development or in the drug discovery stage. We commenced operations in 2016, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing our proprietary, highly versatile and modular Endosomal Escape Vehicle ("EEV") platform ("EEV Platform"), identifying EEV therapeutic candidates, establishing our intellectual property portfolio and conducting research and preclinical studies. Our approach to the discovery and development of therapeutic candidates based on our EEV Platform is unproven, and we do not know whether we will be able to conduct clinical studies on any of our therapeutic candidates beyond ENTR-601-44 and our partnered candidate VX-670, develop any therapeutic candidates that succeed in clinical development or produce products of commercial value. As an organization, the only clinical trial we have completed is our Phase 1 clinical trial of ENTR-601-44 in the UK, and we have not completed the clinical development of any therapeutic candidate nor have we obtained any regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any significant revenue from product sales. We have incurred significant net losses since inception. As of June 30, 2024, we had an accumulated deficit of $116.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.
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
Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of June 30, 2024 will be sufficient to fund our operations into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements.

In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in September 2023, we entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC acting as our agent and/or principal (the "Sales Agent"), with respect to an "at the market offering" program under which we may offer and sell, from time to time, at our sole discretion, shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. However, there can be no assurance that the Sales Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Additionally, in June 2024, we entered into a securities purchase agreement with a limited number of investors relating to a registered direct offering of 3,367,003 shares of common stock, at a purchase price of $14.85 per share and, in lieu of common stock to certain purchasers who so chose, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 3,367,003 shares of common stock at a purchase price of $14.8499 per Pre-Funded Warrant. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our therapeutic candidates. Our future capital requirements will depend on many factors, including, but not limited to:
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
We are early in our development efforts and all our development programs, including our lead therapeutic candidate ENTR-601-44 and our partnered candidate VX-670, which are in the early clinical stage, and ENTR-601-45 and ENTR-601-50, which are in the preclinical or drug discovery stage. We have invested substantially all of our research efforts to date in developing our EEV Platform, identifying potential therapeutic candidates, conducting preclinical studies, and initiating early clinical studies. As an organization, the only clinical trial we have completed is our Phase 1 clinical trial of ENTR-601-44 in the UK, and we have not completed the clinical development of any therapeutic candidate nor have we submitted an application for regulatory approval, and we may be unable to do so for our therapeutic candidates. The IND for ENTR-601-44 has not yet been allowed to proceed in the United States, and other than our partnered candidate VX-670, we have not completed IND-enabling studies for our other candidates. We will need to complete these steps to support the progression of ENTR-601-44, ENTR-601-45 and ENTR-601-50 into and/or through clinical studies in the United States. In addition, we have a development portfolio of programs that are in earlier stages of development and have not yet initiated or completed IND-enabling studies. We may never advance any therapeutic candidates other than our partnered candidate VX-670 through IND-enabling studies and receive authorization from the FDA, to proceed under an IND prior to initiating their clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our therapeutic candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. For the FDA to accept an IND, we must complete Good Laboratory Practices ("GLP") studies, which may not be successful or may take longer than we expect. The FDA may require us to complete additional preclinical studies or we may be required to satisfy other FDA requests prior to commencing clinical trials in the United States, and such requests may not currently be known or anticipated, which may cause the start of our clinical trials to be delayed in the United States or prevent us from conducting clinical trials in the United States. For example, the FDA has placed ENTR-601-44 on clinical hold and requested that we gather and submit additional information regarding ENTR-601-44. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, including with respect to ENTR-601-44, which may require us to complete additional preclinical studies or clinical trials, impose stricter approval conditions than we currently expect or may prevent us from conducting clinical trials. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the European Union ("EU") and the United Kingdom ("UK").
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
•successful enrollment and completion of clinical trials, including under the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use Guideline for Good Clinical Practice and the FDA’s current Good Clinical Practices ("GCPs"), GLPs and any additional regulatory requirements from foreign regulatory authorities;
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

In addition, we received authorization from the MHRA to initiate a healthy volunteer trial in the UK in 2023 and have since completed our Phase 1 clinical trial of ENTR-601-44. However, if our future efforts in the United States or the UK are not successful, we may not be able to initiate or complete a clinical development program that enables the approval and marketing of ENTR-601-44 as planned, or at all.
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
Using EEV technology to develop therapeutic candidates is a new therapeutic approach and no products based on EEVs have been approved to date in the United States or the rest of the world. As such, it is difficult to accurately predict the developmental challenges we may face for our EEV therapeutic candidates as they proceed through development. In addition, because we have only completed a Phase 1 clinical trial for ENTR-601-44 and have not yet completed any clinical trials with our other EEV therapeutic candidates, we have not yet been able to assess safety in humans and there may be short-term or long-term effects from treatment with any therapeutic candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of therapeutic candidate development and we cannot predict whether our EEV Platform, or any similar or competitive intracellular delivery technologies, will enable the identification, development and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our EEV Platform or any of our research programs will not cause significant delays or unanticipated costs or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we have initiated or may initiate, or commercializing any therapeutic candidates we may develop on a timely or profitable basis, if at all.
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
Substantial delays in the commencement, enrollment or completion of our planned clinical trials, or failure to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities could prevent us from commercializing any therapeutic candidates we determine to develop on a timely basis, if at all.
The risk of failure in developing therapeutic candidates is high. It is impossible to predict when or if any therapeutic candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any therapeutic candidate, we must complete preclinical development, submit an IND or foreign equivalent to permit initiation of clinical studies, and then conduct extensive clinical trials to demonstrate the safety and efficacy of therapeutic candidates in humans. As an organization, we submitted an IND for ENTR-601-44 in the fourth quarter of 2022, which was subsequently placed on clinical hold. We are advancing this program in a single ascending dose clinical trial in healthy volunteers in the UK and have completed our Phase 1 clinical trial. In parallel we are committed to resolving the clinical hold in the United States. We plan to advance ENTR-601-45, our EEV therapeutic candidate targeting exon 45, to CTA/IND submission in the fourth quarter of 2024 and ENTR-601-50 to CTA/IND submission in 2025. We have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted a New Drug Application ("NDA"), Biologics License Application ("BLA") or other comparable foreign regulatory submission for any therapeutic candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate VX-670 or any other therapeutic candidates will be required or how such trials should be designed. Consequently, we and our partner may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our therapeutic candidates. Clinical trials may fail to demonstrate that our therapeutic candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.
Before we can commence clinical trials for a therapeutic candidate, we must complete extensive preclinical testing and studies that support our INDs and other regulatory filings. We cannot be certain of the timely identification of a therapeutic candidate or the completion or outcome of our preclinical testing and studies and cannot predict whether the FDA or other comparable regulatory authority will accept our proposed clinical programs or whether the outcome of our preclinical testing and studies will ultimately support the further development of any therapeutic candidates. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. As a result, we cannot be sure that we will be able to submit CTAs/INDs for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of CTAs/INDs will result in the FDA or other regulatory authority allowing clinical trials to begin. For example, the FDA has placed the IND for ENTR-601-44 for the potential treatment of DMD on clinical hold and requested that we gather and submit additional information regarding ENTR-601-44. We are actively working to resolve the clinical hold in the United States. Should our response to the clinical hold in the United States not be satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all. In addition, given the extraordinary unmet need, we initiated and completed a Phase 1 clinical trial with healthy volunteers in the UK. However, if our efforts in the United States and elsewhere are not successful, we may not be able to complete a clinical development program that enables the approval and marketing of ENTR-601-44 as planned, or at all.
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

•the FDA, other regulatory authorities, or ethics committees may require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate a clinical trial;
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
The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our proprietary EEV Platform, which leverages a novel and unproven approach. While we have observed favorable preclinical study results based on our EEV Platform, we have not yet succeeded and may not succeed in demonstrating sufficient efficacy and safety to enable the approval of any therapeutic candidates as a result of our clinical trials or obtain marketing approval thereto. Our lead therapeutic candidates, with the exception of ENTR-601-44 and our partnered candidate VX-670, but including ENTR-601-45 and ENTR-601-50, are in preclinical development. Our research methodology and novel approach to intracellular therapeutics may be unsuccessful in identifying additional therapeutic candidates, and any therapeutic candidates based on our EEV Platform may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the therapeutic candidates unmarketable or unlikely to receive marketing approval. Further, because all of our therapeutic candidates and development programs are based on our EEV Platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.
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
Regulatory authorities in some jurisdictions, including the United States and the EU, may also designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a therapeutic candidate as an orphan drug if it is a drug intended to treat a rare condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products ("COMP") evaluates orphan designation in respect of a product if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five (5) in ten thousand (10,000) persons in the EU when the application is made, or (ii) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there is no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the product would be of significant benefit to those affected by that condition. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers, and it may entitle the therapeutic to exclusivity in the United States. Even if we obtain orphan drug designation for a therapeutic candidate, we may not be able to obtain or maintain orphan drug exclusivity for that therapeutic candidate.
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
•suspend any ongoing clinical trials;
•refuse to approve a pending BLA/NDA or supplements to a BLA/NDA submitted by us;
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
If any of our relationships with these third-party CROs or others terminate, we may not be able to enter into arrangements with alternative CROs or other third parties or to do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects. If third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, the preclinical studies and clinical trials required to support future IND/CTA submissions and approval of any therapeutic candidates we may develop.
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
Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. ("PTC"). In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are phosphorodiamidate morpholino oligomers ("PMOs") approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc. ("Sarepta"), and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP -5051, a peptide-linked PMO currently being evaluated following a Phase 2 clinical trial for patients amenable to exon 51 skipping along with additional exons in preclinical development, Nippon Shinyaku Co. Ltd., which recently completed a Phase 1/2 clinical trial for patients amenable to exon 44 skipping in Japan, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Avidity Biosciences, Inc. ("Avidity"), which announced the preliminary data from its ongoing Phase 1/2 clinical trial with antibody oligonucleotide conjugates for exon 44 (AOC-1044), and has similar programs for patients amenable to exon 45, and exon 51 skipping in preclinical development, Wave Life Sciences Ltd., which is clinically evaluating WVE-N531, a splicing clinical candidate that is designed to target exon 53 within the dystrophin gene, Dyne Therapeutics, Inc. ("Dyne"), which is pursuing antibody fragment-oligonucleotide conjugates for exons 44, 45, 51 (clinical candidate DYNE-251 recently announced data from its first MAD cohort), and 53, PepGen, Inc. with PGN-EDO51, a clinical candidate designed to address exon 51, along with discovery programs targeting exons 53, 44, and 45, and BioMarin Pharmaceutical Inc., which is in preclinical development with BMN 351, an antisense oligonucleotide therapy for exon 51. In addition, several companies are developing gene therapies to treat DMD, including Pfizer Inc. (PF-06939926), Sarepta (SRP-9001; delandistrogene moxeparvovec-rokl approved for patients with a confirmed mutation that are at least 4 years of age), Solid Biosciences Inc. (SGT-003), and REGENXBIO (RGX-202). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

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

The only currently-approved therapies for Pompe disease are alglucosidase alfa (Lumizyme in the United States, Myozyme in other geographies), avalglucosidase alfa-ngpt (Nexviazyme in the United States) and cipaglucosidase alfa-atga + miglustat, which rely on the delivery of GAA via IV infusions. There is one GYS1 inhibitor in clinical development from Maze Therapeutics Inc. and another from Aro Biotherapeutics. There are four gene therapies in the early stages of clinical development from Astellas Pharma Inc., Bayer AG, Roche Holding AG and Lacerta Therapeutics, Inc. There are gene therapies in preclinical development from AVROBIO, Inc. and Amicus Therapeutics and antibody based therapies in preclinical development from Sanofi and Dyne Therapeutics.
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
As of June 30, 2024, we had 168 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.
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
Other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. Subsequent legislation extended the 2% payment reduction which remains in effect through 2031. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, which began on January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.

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
•the impact of any natural disasters or public health emergencies;

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
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 63.6% of our outstanding voting stock as of June 30, 2024. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
Our Fourth Amended and Restated Certificate of Incorporation, as amended, and our Amended and Restated Bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include, among other things:
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
Any provision of our Fourth Amended and Restated Certificate of Incorporation, as amended, our Amended and Restated Bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended June 30, 2024 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").
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

Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2024, our officers and directors took the following actions with respect to 10b5-1 trading arrangements:

Trading Arrangement
Name (Title)	Action	Date	Type of Trading Arrangement	Nature of Trading Arrangement	Aggregate Maximum Number of Shares that may be Sold	Expiration Date
Nathan Dowden (President and Chief Operating Officer)	Adopt	5/8/2024	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company's common stock pursuant to the terms of the plan	28,508(1)	6/30/2025
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

3.2
Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on June 13, 2024).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on November 2, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed by the Registrant on October 25, 2021).

4.2
Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, effective as of March 29, 2021 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed by the Registrant on October 8, 2021).

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on June 24, 2024).

10.1*
Securities Purchase Agreement, dated June 24, 2024, by and among the Registrant and purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 24, 2024).

10.2
Affiliate Registration Rights Agreement, dated June 24, 2024, by and among the Registrant and Baker Brothers Life Sciences, L.P. and 667, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on June 24, 2024).

10.3†#	Second Amended and Restated Non-Employee Director Compensation Policy.

31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
____________________________

†    Filed herewith.
* Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.
+    The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 13, 2024

ENTRADA THERAPEUTICS, INC.

By:	/s/ Dipal Doshi
Name:	Dipal Doshi
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Kory Wentworth
Name:	Kory Wentworth
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)