Form 10-Q
period 2024-09-30
Entrada Therapeutics, Inc.
filed 2024-11-05
CIK 1689375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, the registrant had 37,419,975 shares of common stock, $0.0001 par value per share, outstanding.

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
•Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead therapeutic candidates, ENTR-601-44, ENTR-601-45, ENTR-601-50 and our partnered candidate VX-670. Delay or failure to advance programs or modalities, including ENTR-601-44, ENTR-601-45, ENTR-601-50 and VX-670 could adversely impact our business.
•Our Endosomal Escape Vehicle ("EEV") therapeutic candidates are based on a novel therapeutic approach, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$78,049	$67,602
Marketable securities	371,295	284,367
Collaboration receivable	2,603	5,878
Prepaid expenses and other current assets	13,388	11,924
Total current assets	465,335	369,771
Property and equipment, net	10,786	11,191
Restricted cash	3,950	3,950
Right-of-use assets, operating leases	73,773	81,490
Other non-current assets	746	2,790
Total assets	$554,590	$469,192
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,292	$3,277
Accrued expenses and other current liabilities	13,403	11,325
Income taxes payable	2,251	4,024
Operating lease obligations, current portion	7,738	7,909
Deferred revenue, current portion	45,919	132,261
Total current liabilities	70,603	158,796
Operating lease obligations, net of current portion	53,576	60,321
Deferred revenue, net of current portion	7,964	7,715
Total liabilities	132,143	226,832
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.0001; 150,000,000 shares authorized; 37,414,899 shares issued and 37,400,499 shares outstanding as of September 30, 2024 and 33,461,771 shares issued and 33,437,296 shares outstanding as of December 31, 2023	4	3
Additional paid‑in capital	551,946	437,132
Accumulated other comprehensive income	972	195
Accumulated deficit	(130,475)	(194,970)
Total stockholders’ equity	422,447	242,360
Total liabilities and stockholders’ equity	$554,590	$469,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$19,570	$43,735	$173,384	$87,165
Operating expenses:
Research and development	31,257	22,191	91,900	71,593
General and administrative	9,971	7,532	28,606	23,639
Total operating expenses	41,228	29,723	120,506	95,232
(Loss) income from operations	(21,658)	14,012	52,878	(8,067)
Other income:
Interest and other income	5,766	4,051	14,346	10,926
Total other income	5,766	4,051	14,346	10,926
(Loss) income before provision for income taxes	(15,892)	18,063	67,224	2,859
(Benefit from) provision for income taxes	(1,860)	(17,398)	2,729	—
Net (loss) income	$(14,032)	$35,461	$64,495	$2,859
Net (loss) income per share, basic	$(0.35)	$1.07	$1.79	$0.09
Net (loss) income per share, diluted	$(0.35)	$1.02	$1.72	$0.08
Weighted‑average common shares outstanding, basic	40,629,602	33,281,287	36,118,930	32,942,958
Weighted‑average common shares outstanding, diluted	40,629,602	34,775,451	37,583,486	34,289,411
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	1,301	509	777	1,561
Total other comprehensive income (loss)	1,301	509	777	1,561
Total comprehensive (loss) income	$(12,731)	$35,970	$65,272	$4,420
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	31,394,767	$3	$402,893	$(2,057)	$(188,285)	$212,554
Issuance of common stock upon exercise of stock options	18,344	—	129	—	—	129
Vesting of early exercised options	10,153	—	26	—	—	26
Vesting of restricted stock units	91,859	—	—	—	—	—
Issuance of common stock in connection with the Vertex Agreement	1,618,613	—	19,407	—	—	19,407
Stock‑based compensation	—	—	2,755	—	—	2,755
Other comprehensive income (loss)	—	—	—	1,415	—	1,415
Net loss	—	—	—	—	(6,674)	(6,674)
Balances at March 31, 2023	33,133,736	$3	$425,210	$(642)	$(194,959)	$229,612
Issuance of common stock upon exercise of stock options	46,175	—	257	—	—	257
Vesting of early exercised options	9,468	—	25	—	—	25
Purchase of common stock under the employee stock purchase plan	16,314	—	186	—	—	186
Stock‑based compensation	—	—	3,119	—	—	3,119
Other comprehensive income (loss)	—	—	—	(363)	—	(363)
Net loss	—	—	—	—	(25,928)	(25,928)
Balances at June 30, 2023	33,205,693	$3	$428,797	$(1,005)	$(220,887)	$206,908
Issuance of common stock upon exercise of stock options	80,630	—	368	—	—	368
Vesting of early exercised options	7,391	—	21	—	—	21
Vesting of restricted stock units	46,502	—	—	—	—	—
Stock‑based compensation	—	—	3,396	—	—	3,396
Other comprehensive income (loss)	—	—	—	509	—	509
Net income	—	—	—	—	35,461	35,461
Balances at Balances at September 30, 2023	33,340,216	$3	$432,582	$(496)	$(185,426)	$246,663

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	33,437,296	$3	$437,132	$195	$(194,970)	$242,360
Issuance of common stock upon exercise of stock options	30,888	—	206	—	—	206
Vesting of early exercised options	3,411	—	13	—	—	13
Vesting of restricted stock units	132,458	—	—	—	—	—
Stock‑based compensation	—	—	3,733	—	—	3,733
Other comprehensive loss	—	—	—	(441)	—	(441)
Net income	—	—	—	—	23,496	23,496
Balances at March 31, 2024	33,604,053	$3	$441,084	$(246)	$(171,474)	$269,367
Issuance of common stock upon exercise of stock options	166,155	—	1,104	—	—	1,104
Vesting of early exercised options	3,411	—	13	—	—	13
Vesting of restricted stock units	11,490	—	—	—	—	—
Purchase of common stock under the employee stock purchase plan	20,384	—	263	—	—	263
Issuance of common stock and pre-funded warrants in registered direct offering, net of issuance costs of $392	3,367,003	1	99,607	—	—	99,608
Stock‑based compensation	—	—	4,622	—	—	4,622
Other comprehensive loss	—	—	—	(83)	—	(83)
Net income	—	—	—	—	55,031	55,031
Balances at June 30, 2024	37,172,496	$4	$546,693	$(329)	$(116,443)	$429,925
Issuance of common stock upon exercise of stock options	63,228	—	381	—	—	381
Vesting of early exercised options	3,253	—	12	—	—	12
Vesting of restricted stock units	161,522	—	—	—	—	—
Stock‑based compensation	—	—	4,860	—	—	4,860
Other comprehensive income (loss)	—	—	—	1,301	—	1,301
Net loss	—	—	—	—	(14,032)	(14,032)
Balances at September 30, 2024	37,400,499	$4	$551,946	$972	$(130,475)	$422,447
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$64,495	$2,859
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	2,781	2,105
Stock‑based compensation expense	13,215	9,270
Amortization/(accretion) of marketable securities	(7,511)	(3,780)
Changes in operating assets and liabilities:
Collaboration receivable	3,275	(5,025)
Prepaid expenses and other current assets	(1,464)	(3,894)
Right-of-use assets, operating leases	7,717	11,146
Other non-current assets	2,044	(11,754)
Accounts payable	(1,855)	(5,211)
Accrued expenses and other current liabilities	2,133	1,857
Income tax payable	(1,773)	—
Operating lease liabilities	(6,916)	(12,703)
Deferred revenue	(86,093)	158,946
Net cash (used in) provided by operating activities	(9,952)	143,816
Cash flows from investing activities:
Purchases of property and equipment	(2,523)	(4,638)
Purchases of marketable securities	(373,220)	(318,686)
Maturities of marketable securities	294,580	165,886
Net cash (used in) investing activities	(81,163)	(157,438)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in registered direct offering, net of issuance costs paid	99,608	—
Proceeds from issuance of common stock in connection with the Vertex Agreement	—	19,407
Proceeds from exercise of stock options	1,691	754
Proceeds from issuance of common stock under the employee stock purchase plan	263	186
Net cash provided by financing activities	101,562	20,347
Net increase in cash, cash equivalents, and restricted cash	10,447	6,725
Cash, cash equivalents, and restricted cash at beginning of period	71,552	49,107
Cash, cash equivalents, and restricted cash at end of period	$81,999	$55,832
Supplemental cash flow disclosures:
Purchases of property and equipment included in accounts payable and accrued expenses	$60	$299
Right-of-use assets obtained in exchange from operating lease liabilities	$—	$77,584
Right-of-use assets surrendered as part of lease modification	$—	$7,761
Transfer of deposits for equipment from operating to investing cash flows	$—	$617
Vesting of options early exercised subject to repurchase	$38	$72
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
In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Since its inception, the Company has incurred significant net losses. As of September 30, 2024, the Company had an accumulated deficit of $130.5 million. To date, the Company has funded its operations primarily through the sale of equity securities and collaboration payments. Other than the recognition of revenue related to collaboration payments, the Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities of $449.3 million as of September 30, 2024 will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its business strategy and may pursue additional cash resources through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing, or other arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed or on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
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

2. Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the "SEC") on March 13, 2024 (the "Annual Report"), except as described below.
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted, as is permitted by GAAP. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2024, and results of operations for the interim periods ended September 30, 2024 and 2023.
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
3. Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. At September 30, 2024 and December 31, 2023, cash and cash equivalents include standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries.
As of September 30, 2024 and December 31, 2023, restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities located at One Design Center Place, Boston, Massachusetts. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$78,049	$67,602
Restricted cash	3,950	3,950
Total cash, cash equivalents and restricted cash	$81,999	$71,552

4. Marketable Securities
The following are summaries of the Company's marketable securities at September 30, 2024 and December 31, 2023 (in thousands).

September 30, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$248,221	$490	$—	$248,711
Corporate debt securities	61,007	210	(8)	61,209
Total securities with a maturity of one year or less	$309,228	$700	$(8)	$309,920

U.S. government agency securities and treasuries	50,497	157	—	50,654
Corporate debt securities	10,598	123	—	10,721
Total securities with a maturity of more than one year	$61,095	$280	$—	$61,375
Total available-for-sale securities	$370,323	$980	$(8)	$371,295

December 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$235,500	$127	$(41)	$235,586
Corporate debt securities	25,466	—	(29)	25,437
Total securities with a maturity of one year or less	$260,966	$127	$(70)	$261,023

U.S. government agency securities and treasuries	15,537	45	—	15,582
Corporate debt securities	7,669	93	—	7,762
Total securities with a maturity of more than one year	$23,206	$138	$—	$23,344
Total available-for-sale securities	$284,172	$265	$(70)	$284,367

As of September 30, 2024, the Company had 2 marketable securities with a total fair market value of $8.8 million in an unrealized loss position. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss). The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities as available for sale.

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

As of September 30, 2024 and December 31, 2023, $1.2 million and $1.7 million, respectively, of accrued interest receivable was included in prepaid expenses and other current assets.

5. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$77,550	$—	$—	$77,550
Marketable securities:
U.S. government agency securities and treasuries	—	299,365	—	299,365
Corporate bonds	—	71,930	—	71,930
Total	$77,550	$371,295	$—	$448,845

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$67,102	$—	$—	$67,102
Marketable securities:
U.S. government agency securities and treasuries	$—	$251,168	$—	$251,168
Corporate bonds	—	33,199	—	33,199
Total	$67,102	$284,367	$—	$351,469
(1)The cash equivalent amounts above do not include $0.5 million of cash related to checking accounts included in cash and cash equivalents as of September 30, 2024 and December 31, 2023. These amounts are excluded as no valuation is needed for cash in checking accounts.
Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. The Company measures its debt securities at fair value on a recurring basis using inputs that are observable or can be corroborated by observable market data and classifies those instruments within Level 2 of the fair value hierarchy.
6. Property and Equipment, Net
Property and equipment, net consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Laboratory equipment	$14,587	$12,596
Furniture and fixtures	2,303	2,228
Computer equipment	431	431
Leasehold improvements	1,932	1,859
Total property and equipment	19,253	17,114
Less: accumulated depreciation	(8,467)	(5,923)
Property and equipment, net	$10,786	$11,191
Depreciation expense for the three months ended September 30, 2024 and 2023 was $0.9 million and $0.8 million, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $2.8 million and $2.1 million, respectively.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Employee compensation and benefits	$6,581	$6,660
External research and development expenses	5,110	2,894
General and administrative professional service expenses	737	767
Other	975	1,004
Total accrued expenses and other current liabilities	$13,403	$11,325
8. Common Stock and Preferred Stock
Common Stock
As of September 30, 2024 and December 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share.
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
In September 2023, the Company entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC, acting as the Company's agent and/or principal (the "Sales Agent"), with respect to an "at the market offering" program under which the Company may, from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. During the nine months ended September 30, 2024, there have been no sales of common stock pursuant to the Sales Agreement.
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

Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance as of:

	September 30, 2024	December 31, 2023
Exercise of outstanding stock options	5,502,085	5,414,360
Vesting of outstanding restricted stock units	2,014,608	1,268,461
Vesting of outstanding performance stock units	438,500	—
Future awards under the 2021 Stock Option and Incentive Plan	1,197,800	1,697,832
Future awards under the 2021 Employee Stock Purchase Plan	1,153,675	839,539
Total shares of authorized common stock reserved for future issuance	10,306,668	9,220,192
Preferred Stock
As of September 30, 2024 and December 31, 2023, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share, in one or more series and to fix the rights, preferences, privileges and restrictions thereof. As of September 30, 2024 and December 31, 2023, there were no shares of undesignated preferred stock issued or outstanding.
9. Stock-Based Compensation
2021 Plan
The total remaining shares of common stock authorized for issuance under the 2021 Stock Option and Incentive Plan (the "2021 Plan") increased from 6,336,068 as of December 31, 2023 to 7,339,182 as of September 30, 2024 primarily due to the automatic annual increase provision of the 2021 Plan.
2016 Plan
The total remaining shares of common stock authorized for issuance under the 2016 Stock Incentive Plan as of September 30, 2024 and December 31, 2023 were 1,813,811 shares and 2,044,585 shares, respectively.
2021 Employee Stock Purchase Plan
The total remaining shares of common stock authorized for issuance under the 2021 Employee Stock Purchase Plan (the "2021 ESPP") increased from 839,539 as of December 31, 2023 to 1,153,675 as of September 30, 2024 due to the automatic annual increase provision of the 2021 ESPP.
Stock-Based Compensation
Stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expenses	$2,132	$1,601	$5,759	$4,317
General and administrative expenses	2,728	1,795	7,456	4,953
Total	$4,860	$3,396	$13,215	$9,270

Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted during the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Risk‑free interest rate	4.15%	4.09%
Expected volatility	75%	72%
Expected dividend yield	—	—
Expected term (in years)	6.00	6.02
Early Exercise of Unvested Stock Options
Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in current liabilities on the balance sheet. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. Vesting can occur in the year of exercise and thereafter. There were 4,670 and 14,745 unvested shares related to early exercises of stock options as of September 30, 2024 and December 31, 2023, respectively. As of both September 30, 2024 and December 31, 2023, the liability associated with the unvested early exercise of stock options was less than $0.1 million.
Stock Options
The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2024:

	Number of Shares	Weighted‑ Average Exercise Price

Outstanding as of December 31, 2023	5,414,360	$11.42
Granted	679,625	14.12
Exercised	(260,271)	6.50
Forfeited	(331,629)	14.32
Outstanding as of September 30, 2024	5,502,085	$11.81
Exercisable as of September 30, 2024(1)	3,602,710	$10.55
(1)This represents the number of vested and unvested options exercisable as of September 30, 2024.
The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2024 and 2023 was $9.66 per share and $9.19 per share, respectively. As of September 30, 2024, there was $17.2 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.03 years.
Restricted Stock Units
During the nine months ended September 30, 2024, restricted stock units ("RSUs") were granted to employees with vesting conditions based on continued service over time. Accordingly, stock-based compensation expense for such awards is recognized using a straight-line attribution model over the vesting term of each RSU. The fair value of each RSU is based on the closing price of the Company's common stock on the date of grant.

A summary of restricted stock activity during the nine months ended September 30, 2024 is as follows:

	Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested as of December 31, 2023	1,268,461	$13.83
Granted	1,206,985	$14.09
Vested	(305,470)	$13.54
Forfeited	(155,368)	$14.06
Unvested as of September 30, 2024	2,014,608	$14.01
As of September 30, 2024, there was $24.9 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 2.96 years.
Performance Stock Units
During the nine months ended September 30, 2024, the Company granted 438,500 performance stock units ("PSUs") to employees of the Company at a weighted-average grant date fair value of $14.86 per share. All 438,500 PSUs were outstanding as of September 30, 2024. The PSUs will vest upon achievement of certain clinical milestones and continued employment thereafter. Compensation expense for PSUs is recognized on a straight-line basis over the requisite service periods when the achievement of the performance condition is deemed probable. If a performance condition is not determined to be probable or is not met, no stock-based compensation expense is recognized. Forfeitures are recognized as a reduction of stock-based compensation expense in the period in which they occur.
As of September 30, 2024, no PSUs were vested and no stock-based compensation expense was recognized as the performance conditions were not deemed probable.
10. Income Taxes
In accordance with ASC 740 interim reporting guidance, the Company records income tax expense in any interim period based on the estimated effective tax rate for the fiscal year for those tax jurisdictions in which the Company can reliably estimate the effective tax rate. The calculation of the estimated effective tax rate requires an estimate of pre-tax income by tax jurisdiction as well as total tax expense for the fiscal year. Accordingly, the annual estimated effective tax rate is subject to adjustment if there are changes to the initial estimates of total tax expense or pre-tax income.

Provision for Income Taxes

The Company recorded an income tax benefit of $1.9 million for the three months ended September 30, 2024 and $17.4 million for the three months ended September 30, 2023. The Company recorded income tax expense of $2.7 million for the nine months ended September 30, 2024 and $0.0 million for the nine months ended September 30, 2023. For all periods, the income tax benefit or expense recorded was driven largely by the application of ASC 740 interim reporting guidance to the projected current tax liabilities for tax years 2024 and 2023 associated with the tax recognition of payments received pursuant to the Vertex Agreement.

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

The Company recognizes interest and penalties owed to taxing authorities as part of the provision for income taxes. The Company currently anticipates that there will be no change in its unrecognized tax benefits in the next twelve months. As of September 30, 2024, the Company had no unrecognized tax benefits.

The Company is currently conducting a study of its research and development credit carryforwards. The study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amount is being presented as an uncertain tax position.
11. Commitments and Contingencies
The Company's commitments, including significant license agreements, are disclosed in Note 10 Commitments and Contingencies in the audited financial statements for the year ended December 31, 2023, and notes thereto, included in the Annual Report. Since the date of those financial statements, there have been no material changes to its commitments.
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

In the fourth quarter of 2023, the Company achieved a milestone pursuant to the Vertex Agreement related to preclinical IND-enabling Good Laboratory Practices ("GLP") toxicology studies of VX-670 that triggered a $17.5 million milestone payment, which the Company received in the fourth quarter of 2023. In the first quarter of 2024, the Company achieved a milestone related to the clinical advancement of VX-670, which triggered a $75.0 million payment. The Company received this payment in the second quarter of 2024.

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

In the fourth quarter of 2023, the Company achieved a milestone related to preclinical IND-enabling GLP toxicology studies of VX-670, which triggered a $17.5 million payment. In the first quarter of 2024, the Company achieved a milestone related to the clinical advancement of VX-670, which triggered a $75.0 million payment. The Company received this payment in the second quarter of 2024. No additional milestones were deemed probable of being achieved as of September 30, 2024 and, therefore, all remaining milestone payments were fully constrained and excluded from the transaction price as of September 30, 2024. The Company re-evaluates the probability of achievement of development milestones and any related constraint at each period end, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.

Allocation and Recognition

As of September 30, 2024, the transaction price for the combination of the exclusive license and the performance of the research activities for VX-670 primarily consists of (i) the upfront payment, (ii) the equity premium paid by Vertex (iii) the milestone achieved in the fourth quarter of 2023, (iv) the milestone achieved in the first quarter of 2024 and (v) reimbursement of costs incurred in connection with the delivery of services under the Amended Research Plan associated with VX-670. The transaction price for the work on additional EEV-based therapeutic candidates consists of the reimbursement of costs incurred in connection with the delivery of services under the Amended Research Plan associated with such work.

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

The amounts received that have not yet been recognized as revenue are deferred on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. The performance obligations have not been fully satisfied as of September 30, 2024.

During the three months ended September 30, 2024, the Company recognized $19.6 million in revenue under the Vertex Agreement, including $2.6 million of cost reimbursements and $17.0 million from amounts that were recorded in deferred revenue as of June 30, 2024. During the nine months ended September 30, 2024, the Company recognized $172.4 million in revenue under the Vertex Agreement, including $12.2 million of cost reimbursements, $17.4 million related to a cumulative catch-up adjustment for the milestone achieved in the first quarter of 2024, and $142.8 million from amounts that were recorded in deferred revenue as of December 31, 2023.

During the three months ended September 30, 2023, the Company recognized $43.7 million of revenue under the Vertex Agreement, including $3.9 million of cost reimbursements and $39.8 million from amounts recorded in deferred revenue as of June 30, 2023. During the nine months ended September 30, 2023, the Company recognized $87.2 million of revenue under the Vertex Agreement, including $12.3 million of cost reimbursements and $74.9 million of amounts that were recorded in deferred revenue at the inception of the agreement.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations recorded in deferred revenue at September 30, 2024 is $53.9 million. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining term of the Amended Research Plan.
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
The following table illustrates the determination of basic and diluted net income (loss) per share for each period presented (in thousands, except share and per share date):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$(14,032)	$35,461	$64,495	$2,859
Denominator:
Weighted‑average common shares outstanding, basic	40,629,602	33,281,287	36,118,930	32,942,958
Effect of dilutive securities	—	1,494,164	1,464,556	1,346,453
Weighted‑average common shares outstanding, diluted	40,629,602	34,775,451	37,583,486	34,289,411

Net (loss) income per share, basic	$(0.35)	$1.07	$1.79	$0.09
Net (loss) income per share, diluted	$(0.35)	$1.02	$1.72	$0.08

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unvested restricted stock units	2,014,608	11,299	398,871	12,198
Unvested performance stock units	438,500	—	438,500	—
Unvested shares from early exercises	4,670	—	—	—
Stock options to purchase common stock	5,502,085	3,480,965	2,724,204	3,609,307
	7,959,863	3,492,264	3,561,575	3,621,505
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
Overview

We are a clinical-stage biopharmaceutical company aiming to transform the lives of patients by establishing a new class of medicines which engage intracellular targets that have long been considered inaccessible. The Company’s Endosomal Escape Vehicle ("EEV™")-therapeutics are designed to enable the efficient delivery of a wide range of therapeutics into a variety of organs and tissues, resulting in an improved therapeutic index. Through our proprietary, highly versatile and modular EEV platform ("EEV Platform"), we are building a robust development portfolio of therapeutic candidates. On June 24, 2024, we reported positive preliminary data in healthy volunteers from a Phase 1 clinical trial, ENTR-601-44-101, for our first drug candidate. Our Vertex partnered candidate, VX-670, is in an ongoing global Phase 1/2 clinical trial and announced in November 2024 completion of the Phase 1 SAD portion of the study and initiation of the Phase 2 MAD portion to evaluate both safety and efficacy. We expect to initiate additional regulatory filings by the end of 2024. We believe that the potential success of our early programs can translate into the efficient development of additional therapeutic candidates and allow us to build portfolios in neuromuscular disease and beyond.

Lead Neuromuscular Programs

We are initially focused on the development of EEV therapeutics for rare neuromuscular diseases, starting with Duchenne muscular dystrophy ("Duchenne" or "DMD"). DMD is caused by genetic mutations that prevent the creation of functional dystrophin, a protein required to maintain the structural integrity of muscle cells. In our neuromuscular disease programs, we link EEVs to small strands of nucleic acids called oligonucleotides, including phosphorodiamidate morpholino oligomers ("PMOs"). We are developing EEV-PMOs that promote the skipping of these DMD-associated mutations. Based on preclinical and clinical data observed to date, we believe that our EEV-PMO exon-skipping therapy will enable the production of functional dystrophin to slow, stop or even reverse disease progression. Our most advanced therapeutic candidate, ENTR-601-44, is being developed for patients with DMD that are exon 44 skipping amenable.

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

The primary objective of the Phase 1 clinical trial was to evaluate the safety and tolerability of a single dose of ENTR-601-44. The trial also evaluated pharmacokinetics and target engagement, as measured by exon skipping in the skeletal muscle. These data were featured in a poster presentation at the 29th Annual Congress of the World Muscle Society, which took place in Prague, Czechia between October 8-12, 2024.

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

Based on positive preclinical data and data from the Phase 1 clinical trial, the Company is on track to submit regulatory applications in the fourth quarter of 2024 to initiate separate global Phase 2 clinical trials for ENTR-601-44 in patients with Duchenne who are exon 44 skipping amenable and for ENTR-601-45 in patients with Duchenne who are exon 45 skipping amenable, subject to regulatory feedback. In addition, we plan to submit regulatory applications in 2025 to initiate a global Phase 2 clinical trial for our third Duchenne candidate, ENTR-601-50, in patients who are exon 50 skipping amenable, subject to regulatory feedback.

Duchenne Muscular Dystrophy Franchise Summary

•ENTR-601-44: Positive Phase 1 clinical data reported and Phase 2 regulatory submissions expected in Q4 2024
•ENTR-601-45: Expect to submit Phase 2 regulatory submissions in Q4 2024
•ENTR-601-50: Expect to submit Phase 2 regulatory submissions in 2025
•Exon 51: Candidate selection expected by the end of 2024
We have also entered into a Strategic Collaboration and License Agreement, which was amended in October 2023, (the "Vertex Agreement") with Vertex Pharmaceuticals Incorporated ("Vertex") pursuant to which we granted Vertex an exclusive worldwide license to research, develop, manufacture and commercialize VX-670, our intracellular EEV-based therapeutic candidate for the treatment of myotonic dystrophy type 1 ("DM1") that targets expanded CUG repeats in DM1 protein kinase ("DMPK") mRNA transcripts, as well as any additional EEV-based therapeutic candidates that may be identified by the Company for the potential treatment of DM1 in the course of the parties’ global research collaboration. The Vertex Agreement provides for a four-year global research collaboration under which Vertex will fund our continued preclinical development of VX-670, as well as the option to fund additional DM1-related research activities with a goal of identifying other EEV-based therapeutic product candidates for the potential treatment of DM1. Other than our efforts under this research collaboration, Vertex will be responsible for global development, manufacturing and commercialization of the licensed products.
Under the terms of the Vertex Agreement, we initially received $250.0 million from the Vertex Agreement comprised of an upfront payment of $223.7 million and an equity investment of $26.3 million in our common stock at $16.26 per share. In the fourth quarter of 2023, we achieved a milestone pursuant to the Vertex Agreement related to preclinical IND-enabling Good Laboratory Practices ("GLP") toxicology studies of VX-670 that triggered a $17.5 million milestone payment, which we received in the fourth quarter of 2023. In the first quarter of 2024, we achieved a milestone related to the clinical advancement of VX-670, which triggered a $75.0 million payment. We received this payment in the second quarter of 2024.

On May 6, 2024, Vertex announced that its IND for the Phase 1/2 clinical trial of VX-670 in people with DM1 has cleared, as have the CTAs in Canada, the United Kingdom and the European Union, and the Clinical Trials Notification ("CTN") in Australia. On November 4, 2024 Vertex announced completion of the single ascending dose (SAD) portion of the global Phase 1/2 clinical trial for VX-670 in people with DM1. In addition Vertex announced that they have initiated the MAD portion of the Phase 1/2 study, in which both the safety and efficacy of VX-670 will be evaluated.
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
Since inception, we have incurred significant net losses. As of September 30, 2024, we had an accumulated deficit of $130.5 million. Other than the recognition of revenue related to collaboration payments, we expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we advance our platform and therapeutic candidates. We will not generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more therapeutic candidates, if ever. If we obtain regulatory approval for any therapeutic candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.

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
As of September 30, 2024, we had cash, cash equivalents and marketable securities of $449.3 million. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of September 30, 2024 will be sufficient to fund our operations into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
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
•obtaining, maintaining, protecting and enforcing patent and trade secret protection and regulatory exclusivity for our therapeutic candidates; and
•obtaining and maintaining adequate coverage and reimbursement from third party payors.
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

As part of the Tax Cuts and Jobs Act of 2017, beginning with the 2022 tax year, we are required to capitalize research and development expenses, as defined under Internal Revenue Code section 174. For expenses that are incurred for research and development in the U.S., the amounts will be amortized over 5 years, and expenses that are incurred for research and experimentation outside the United States will be amortized over 15 years. See Note 10, Income Taxes, for further discussion of our tax provisions for the three months ended September 30, 2024 and September 30, 2023.
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
Results of Operations
Comparison of the three months ended September 30, 2024 and 2023

	Three Months Ended September 30,
(in thousands)	2024	2023	Change
Collaboration revenue	$19,570	$43,735	$(24,165)
Operating expenses:
Research and development	31,257	22,191	9,066
General and administrative	9,971	7,532	2,439
Total operating expenses	41,228	29,723	11,505
(Loss) income from operations	(21,658)	14,012	(35,670)
Other income:
Interest and other income	5,766	4,051	1,715
Total other income	5,766	4,051	1,715
(Loss) income before provision for income taxes	(15,892)	18,063	(33,955)
(Benefit from) provision for income taxes	(1,860)	(17,398)	15,538
Net (loss) income	$(14,032)	$35,461	$(49,493)
Collaboration Revenue

Collaboration revenue was $19.6 million for the three months ended September 30, 2024 and $43.7 million for the three months ended September 30, 2023. The decrease was primarily driven by fewer costs incurred for VX-670 research activities during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Research and Development Expenses

	Three Months Ended September 30,
(in thousands)	2024	2023	Change
External research and development expenses:
ENTR-601-44	$3,436	$2,722	$714
ENTR-601-45	2,957	728	2,229
ENTR-601-50	2,732	957	1,775
Collaboration services	1,772	2,155	(383)
Other preclinical and discovery programs	1,890	1,432	458
Other unallocated	419	657	(238)
Total external costs	13,206	8,651	4,555
Internal costs, including personnel related	18,051	13,540	4,511
Total research and development expenses	$31,257	$22,191	$9,066

Research and development expenses were $31.3 million for the three months ended September 30, 2024, compared to $22.2 million for the three months ended September 30, 2023. The increase of $9.1 million in research and development expenses was primarily attributable to:
•an increase of $4.6 million in external costs primarily driven by additional research and development activities performed for ENTR-601-44, ENTR-601-45, and ENTR-60-50; and
•an increase of $4.5 million in internal costs driven by increased headcount in our research and development function, inclusive of stock-based compensation expense of $2.1 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively.
We expect that our research and development expenses will increase as we advance ENTR-601-44 / ENTR-601-45 through clinical trials, and ENTR-601-50 through preclinical development and into clinical trials, perform research activities under the Vertex Agreement and continue to perform discovery work for future product candidates.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2024 were $10.0 million, compared to $7.5 million for the three months ended September 30, 2023. The increase of $2.5 million was primarily attributable to an increase in personnel costs as the headcount in our general and administrative function increased. Our general and administrative personnel costs are inclusive of stock-based compensation expense of $2.7 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively.
Interest and Other Income, net
Total interest and other income, net was $5.8 million for the three months ended September 30, 2024, compared to $4.1 million of interest and other income for the three months ended September 30, 2023; this increase is primarily driven by higher interest income from investments in debt securities due to an overall increase in interest rates and also an increase in the amount of marketable securities held.
Provision for Income Taxes
The Company recorded an income tax benefit of $1.9 million for the three months ended September 30, 2024 and an income tax benefit of $17.4 million for the three months ended September 30, 2023. For both periods, the income tax benefit recorded was driven largely by the application of ASC 740 interim reporting guidance to the projected current tax liabilities for tax years 2024 and 2023.
Comparison of the nine months ended September 30, 2024 and 2023

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Collaboration revenue	$173,384	$87,165	$86,219
Operating expenses:
Research and development	91,900	71,593	20,307
General and administrative	28,606	23,639	4,967
Total operating expenses	120,506	95,232	25,274
(Loss) income from operations	52,878	(8,067)	60,945
Other income:
Interest and other income	14,346	10,926	3,420
Total other income	14,346	10,926	3,420
(Loss) income before provision for income taxes	67,224	2,859	64,365
(Benefit from) provision for income taxes	2,729	—	2,729
Net (loss) income	$64,495	$2,859	$61,636
Collaboration Revenue

Collaboration revenue was $173.4 million for the nine months ended September 30, 2024 and $87.2 million for the nine months ended September 30, 2023. The $86.2 million increase was primarily driven by the additional research activities completed during the nine months ended September 30, 2024, as well as the milestone related to the clinical advancement of VX-670 that was achieved in the first quarter of 2024 and added to the transaction price.
Research and Development Expenses

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
External research and development expenses:
ENTR-601-44	$8,657	$8,350	$307
ENTR-601-45	5,988	6,088	(100)
ENTR-601-50	8,448	1,432	7,016
Collaboration services	9,167	8,286	881
Other preclinical and discovery programs	4,946	3,186	1,760
Other unallocated	2,455	3,567	(1,112)
Total external costs	39,661	30,909	8,752
Internal costs, including personnel related	52,239	40,684	11,555
Total research and development expenses	$91,900	$71,593	$20,307
Research and development expenses were $91.9 million for the nine months ended September 30, 2024, compared to $71.6 million for the nine months ended September 30, 2023. The increase of $20.3 million in research and development expenses was primarily attributable to:
•an increase of $11.5 million in internal costs driven by increased headcount in our research and development function, inclusive of stock-based compensation expense of $5.8 million and $4.3 million for the nine months ended September 30, 2024 and 2023, respectively, and;
•an increase of $8.8 million in external costs primarily driven by additional preclinical costs incurred for ENTR-601-50, research activities performed for VX-670 and additional costs incurred related to discovery programs as we continue investing in our platform
We expect that our research and development expenses will increase as we advance ENTR-601-44 / ENTR-601-45 through clinical trials, and ENTR-601-50 through preclinical development and into clinical trials, perform research activities under the Vertex Agreement and continue to perform discovery work for future product candidates.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2024 were $28.6 million, compared to $23.6 million for the nine months ended September 30, 2023. The increase of $5.0 million was primarily attributable to higher personnel costs as our headcount in our general and administrative function increased. Our general and administrative personnel costs for the nine months ended September 30, 2024 and 2023 are inclusive of stock-based compensation expense of $7.5 million and $5.0 million, respectively.
Interest and Other Income, net
Total interest and other income, net was $14.3 million for the nine months ended September 30, 2024, compared to $10.9 million of interest and other income for the nine months ended September 30, 2023; this increase is primarily driven by higher interest income from investments in debt securities due to an overall increase in interest rates and also an increase in the amount of marketable securities held.
Provision for Income Taxes
The Company recorded an income tax expense of $2.7 million for the nine months ended September 30, 2024 and an income tax expense of $0.0 million for the nine months ended September 30, 2023. For both periods, the income tax expense or benefit recorded was driven largely by the application of ASC 740 interim reporting guidance to the projected current tax liabilities for tax years 2024 and 2023.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2016, we have incurred significant operating losses. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $130.5 million and $195.0 million, respectively. We expect to generate significant operating losses and negative operating cash flows for the foreseeable future as we advance our EEV Platform and therapeutic candidates. Since our inception, we have raised over $850.0 million of gross proceeds from sales of stock to leading biotechnology investors and from the Vertex Agreement. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $449.3 million.
In September 2023, we entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC (the "Sales Agent") under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $150.0 million, in a series of one or more ATM equity offerings (the "2023 ATM Program"). The Sales Agent is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the Sales Agreement, shares will be sold pursuant to our shelf registration statement on Form S-3 (File No. 333-268099) filed with the SEC on November 1, 2022, including the base prospectus contained therein, as declared effective by the SEC on November 7, 2022 (the "Shelf Registration Statement"). The Company’s common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. As of September 30, 2024 we have not sold any shares of common stock under the 2023 ATM Program.
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
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(9,952)	$143,816
Net cash provided by (used in) investing activities	(81,163)	(157,438)
Net cash provided by financing activities	101,562	20,347
Net increase in cash, cash equivalents and restricted cash	10,447	6,725
Operating Activities
For the nine months ended September 30, 2024, net cash used in operating activities was $10.0 million and consisted of our net income of $64.5 million, net cash used in changes in our operating assets and liabilities of $83.0 million, adjustments for non-cash expenses relating to stock-based compensation expense of $13.2 million and depreciation expense of $2.8 million, and adjustments for non-cash income relating to accretion of premiums and discounts of $7.5 million.

For the nine months ended September 30, 2023, net cash provided by operating activities was $143.8 million and consisted of our net income of $2.9 million, net cash provided by changes in our operating assets and liabilities of $133.4 million, primarily resulting from the upfront payment received in connection with the Vertex Agreement, adjustments for non-cash expenses relating to stock-based compensation expense of $9.3 million and depreciation expense of $2.0 million, and adjustments for non-cash income relating to accretion of premiums and discounts on marketable securities of $3.8 million.
Investing Activities
Net cash used in investing activities was $81.2 million for the nine months ended September 30, 2024, consisting primarily of $373.2 million in purchases or marketable securities and $2.5 million of purchases of property and equipment, partially offset by $294.5 million from the maturities of marketable securities.
Net cash used in investing activities was $157.4 million for the nine months ended September 30, 2023, consisting primarily of $318.7 million in purchases of marketable securities and $4.6 million from purchases of property and equipment, partially offset by $165.9 million from the maturities of marketable securities.
Financing Activities
Net cash provided by financing activities was $101.6 million for the nine months ended September 30, 2024, consisting of $99.6 million of proceeds from sales of our common stock and pre-funded warrants, $1.7 million in proceeds from stock option exercises and $0.3 million from the issuance of common stock under our employee stock purchase plan.
Net cash provided by financing activities was $20.3 million for the nine months ended September 30, 2023, consisting of $19.4 million in net proceeds from the issuance of 1,618,613 shares in connection with the Vertex Agreement, $0.8 million of proceeds from stock option exercises and $0.2 million from the issuance of common stock under our employee stock purchase plan.
Future Funding Requirements
We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. In addition, we expect to incur additional costs associated with operating as a public company. Our operating expenses and future funding requirements are expected to increase substantially as we continue to advance our portfolio of programs. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of September 30, 2024 will be sufficient to fund our operations into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Contractual Obligations and Commitments
Lease Commitments
During the three months ended September 30, 2024, there were no material changes to our lease commitments from those described in Note 11, Leases, of our financial statements in the Annual Report.
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
We have also entered into license agreements under which we are obligated to make certain payments. During the three months ended September 30, 2024, there were no material changes to our commitments and contingencies related to our license agreements from those described in “Business—Intellectual property— License agreement with The Ohio State University” and Note 10, Commitments and Contingencies, to our financial statements in the Annual Report. For additional information regarding our license agreements, refer to Note 11, Commitments and Contingencies, to our condensed consolidated financial statements in this Quarterly Report.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2024, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.
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
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a biopharmaceutical company with a limited operating history upon which our stockholders can evaluate our business and prospects. Most of our development programs, with the exception of ENTR-601-44 and our partnered candidate VX-670, but including ENTR-601-45 and ENTR-601-50, are in preclinical development or in the drug discovery stage. We commenced operations in 2016, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing our proprietary, highly versatile and modular Endosomal Escape Vehicle ("EEV") platform ("EEV Platform"), identifying therapeutic candidates, establishing our intellectual property portfolio and conducting research and preclinical studies. Our approach to the discovery and development of therapeutic candidates based on our EEV Platform is unproven, and we do not know whether we will be able to conduct clinical studies on any of our therapeutic candidates beyond ENTR-601-44 and our partnered candidate VX-670, develop any therapeutic candidates that succeed in clinical development or produce products of commercial value. As an organization, the only clinical trial we have completed is our Phase 1 clinical trial of ENTR-601-44 in the UK, and we have not completed the clinical development of any therapeutic candidate nor have we obtained any regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any significant revenue from product sales. We have incurred significant net losses since inception. As of September 30, 2024, we had an accumulated deficit of $130.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.
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
In addition, as an early clinical-stage company, we have encountered unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances. As we advance our therapeutic candidates, we will need to continue our transition from a company with a research focus to a company supporting clinical development and if successful, capable of supporting commercial activities. We may not continue to be successful in our transition.
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
Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of September 30, 2024 will be sufficient to fund our operations into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements.

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
•the clinical development plans we establish for our therapeutic candidates;
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
Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into license or collaboration agreements or strategic partnerships with other companies that include development funding and significant upfront and milestone payments and/

or royalties, which may become an important source of our revenue. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next.
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
Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead therapeutic candidates, ENTR-601-44, ENTR-601-45, ENTR-601-50 and our partnered candidate VX-670. Delay or failure to advance programs or modalities, including ENTR-601-44, ENTR-601-45, ENTR-601-50 and VX-670 could adversely impact our business.
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

Using EEV technology to develop therapeutic candidates is a new therapeutic approach and no products based on EEVs have been approved to date in the United States or the rest of the world. As such, it is difficult to accurately predict the developmental challenges we may face for our EEV therapeutic candidates as they proceed through development. In addition, because we have only completed a Phase 1 clinical trial for ENTR-601-44 and have not yet completed any clinical trials with our other therapeutic candidates, we have not yet been able to assess safety in humans and there may be short-term or long-term effects from treatment with any therapeutic candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of therapeutic candidate development and we cannot predict whether our EEV Platform, or any similar or competitive intracellular delivery technologies, will enable the identification, development and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our EEV Platform or any of our research programs will not cause significant delays or unanticipated costs or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we have initiated or may initiate, or commercializing any therapeutic candidates we may develop on a timely or profitable basis, if at all.
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
Preclinical and clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any preclinical studies or clinical trials will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. Any positive results from our preclinical studies of our therapeutic candidates may not necessarily be predictive of the results in later preclinical studies and clinical trials. Similarly, even if we are able to complete our current or planned preclinical studies or clinical trials of our therapeutic candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials may not be replicated in our subsequent preclinical studies or later-stage clinical trials. Despite promising preclinical or clinical results, any therapeutic candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for therapeutic candidates in our industry is high.
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
The risk of failure in developing therapeutic candidates is high. It is impossible to predict when or if any therapeutic candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any therapeutic candidate, we must complete preclinical development, submit an IND or foreign equivalent to permit initiation of clinical studies, and then conduct extensive clinical trials to demonstrate the safety and efficacy of therapeutic candidates in humans. As an organization, we submitted an IND for ENTR-601-44 in the fourth quarter of 2022, which was subsequently placed on clinical hold. We are advancing this program in a single ascending dose clinical trial in healthy volunteers in the UK and have completed our Phase 1 clinical trial. In parallel, we are committed to resolving the clinical hold in the United States. We plan to advance ENTR-601-45, our EEV therapeutic candidate targeting exon 45, to regulatory application submission in the fourth quarter of 2024 and ENTR-601-50 to regulatory application submission in 2025, Each program, subject to regulatory feedback, is projected to initiate a Phase 2 clinical trial thereafter. We have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted a New Drug Application ("NDA"), Biologics License Application ("BLA") or other comparable foreign regulatory submission for any therapeutic candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of ENTR-601-44, ENTR-601-45, ENTR-601-50, our partnered candidate VX-670 or any other therapeutic candidates will be required or how such trials should be designed. Consequently, we and our partner may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our therapeutic candidates. Clinical trials may fail to demonstrate that our therapeutic candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.
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
Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor or other third party will discover them or that our trade secrets will be misappropriated or disclosed.

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
For example, we will have limited influence and control over the development and commercialization activities of Vertex in the development and commercialization of VX-670 or certain other product candidates. On May 6, 2024, Vertex announced that its IND for the Phase 1/2 clinical trial of VX-670 in people with DM1 has cleared, as have the CTAs in Canada, the UK and the EU, and the CTN in Australia. Vertex further noted on November 4, 2024 that the single ascending dose portion of the trial has been completed and the multi-ascending dose portion of the trial has been initiated. Vertex’s development and commercialization activities may adversely impact our own efforts. Failure by Vertex to meet its obligations under the Vertex Agreement, to apply sufficient efforts at developing and commercializing collaboration products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations. In addition, to the extent we rely on Vertex to commercialize any products upon obtaining regulatory approval, we may receive less revenues than if we commercialized these products ourselves, which could materially harm our prospects.
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
Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. ("PTC"). In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are phosphorodiamidate morpholino oligomers ("PMOs") approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc. ("Sarepta"), and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP -5051, a peptide-linked PMO currently being evaluated following a Phase 2 clinical trial for patients amenable to exon 51 skipping along with additional exons in preclinical development, Nippon Shinyaku Co. Ltd., which recently completed a Phase 1/2 clinical trial for patients amenable to exon 44 skipping in Japan and is enrolling a global Phase 2 trial, PTC with ataluren, a small molecule targeting nonsense mutations which is resubmitting for approval in the United States in 2024 after a prior rejection, Avidity Biosciences, Inc. ("Avidity"), which announced the preliminary exon skipping and dystrophin data from its ongoing Phase 1/2 clinical trial with antibody oligonucleotide conjugates for exon 44 (AOC-1044), and has similar programs for patients amenable to exon 45, and exon 51 skipping in preclinical development, Wave Life Sciences Ltd., which recently announced initial data for WVE-N531, a splicing clinical candidate that is designed to target exon 53 within the dystrophin gene, Dyne Therapeutics, Inc. ("Dyne"), which is pursuing antibody fragment-oligonucleotide conjugates for exons 44, 45, 51 (clinical candidate DYNE-251 recently announced data), and 53, PepGen, Inc. with PGN-EDO51, a clinical candidate designed to address exon 51, along with discovery programs targeting exons 53, 44, and 45, and BioMarin Pharmaceutical Inc., which recently announced a Phase 1/2 dose escalation trial for BMN 351, an antisense oligonucleotide therapy for exon 51. In addition, several companies are developing gene therapies to treat DMD, including Pfizer Inc. (PF-06939926), Sarepta (SRP-9001; delandistrogene moxeparvovec-rokl approved for patients with a confirmed mutation that are at least 4 years of age), Solid Biosciences Inc. (SGT-003), and REGENXBIO (RGX-202). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

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
We are highly dependent on the research expertise of Natarajan Sethuraman, Ph.D., our President of Research and Development, and the development and management expertise of Dipal Doshi, our Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements and/or offer letters with our executive officers, each of them may terminate their employment with us at any time.
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
As of September 30, 2024, we had 177 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.
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
Successful development of intracellular therapeutics is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Intracellular therapeutics that appear promising in the early phases of development may fail to reach the market for several reasons, including:
•nonclinical or preclinical testing or study results may show our therapeutics to be less effective than desired or to have harmful or problematic side effects or toxicities;
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
•manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that make our therapeutics uneconomical; and
•proprietary rights of others and their competing products and technologies that may prevent our therapeutics from being commercialized.
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
•Potential or actual breach of statutory, regulatory or contractual obligations, including obligations that require the Company to maintain letters of credit or other credit support arrangements; and
•Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

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
A number of other states have also proposed and/or enacted new comprehensive privacy laws, some of which are similar to the above discussed recently passed laws. Such legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
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
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 63.6% of our outstanding voting stock as of September 30, 2024. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended September 30, 2024 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").
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

Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2024, our officers and directors took the following actions with respect to 10b5-1 trading arrangements:

Trading Arrangement
Name (Title)	Action	Date	Type of Trading Arrangement	Nature of Trading Arrangement	Aggregate Maximum Number of Shares that may be Sold	Expiration Date
Dipal Doshi (Chief Executive Officer)	Adopt	9/18/2024	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company's common stock pursuant to the terms of the plan	21,866(1)	12/31/2025
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
Date: November 5, 2024

ENTRADA THERAPEUTICS, INC.

By:	/s/ Dipal Doshi
Name:	Dipal Doshi
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Kory Wentworth
Name:	Kory Wentworth
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)