Form 10-K
period 2024-12-31
Entrada Therapeutics, Inc.
filed 2025-02-27
CIK 1689375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of registrant’s common equity held by non-affiliates of registrant on June 30, 2024 was approximately $392.5 million based upon the closing sale price of the common stock as reported on The Nasdaq Global Market as of June 28, 2024 (the last business day of the registrant's most recently completed second fiscal quarter). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 20, 2025, the registrant had 37,594,630 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on our management’s current beliefs, expectations and assumptions about future events, conditions and results and on information currently available to us.

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
•the timing, scope and likelihood of regulatory filings and approvals, including timing of any Investigational New Drug application (“IND”) and final U.S. Food and Drug Administration (“FDA”) or foreign equivalent approval of our current therapeutic candidates or any future therapeutic candidates;
•the timing or content of any update regarding our regulatory filings;
•the ability to leverage our proprietary EEV platform (“EEV Platform”) to efficiently develop additional therapeutic candidates, including by applying learnings from one program to other programs and from one indication to our other indications;
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
•the period over which we estimate our available financial resources, together with ongoing research support will enable us to fund the Company's current and future operating expenses and capital expenditure requirements;

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
•our expectations regarding the period during which we will remain an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
•our anticipated use of our existing resources;
•the expected timing, progress and success of our collaboration with Vertex Pharmaceuticals Incorporated (“Vertex”), including any future payments we may receive under our collaboration and license agreements, as well as our ability to identify and enter into future license agreements and collaborations;
•our beliefs and expectations regarding milestone, royalty or other payments that could be due to third parties under existing agreements;
•the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, international tariffs, trade protection measures, the current conflicts in Ukraine and the Middle East, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets;
•other risks and uncertainties, including those listed under the caption “Risk Factors.”
In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “seek,” “predict,” “future,” “project,” “potential,” “continue,” “target,” “contemplate,” “possible,” “can,” or the negative of these terms or other comparable terminology, and similar expressions, although not all forward-looking statements contain these identifying words. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Annual Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report and the documents that we reference in this Annual Report and have filed with the Securities and Exchange Commission thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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
This Annual Report contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All of the summaries are qualified in their entirety by the actual documents. Copies of some of the documents referred to herein have been filed as exhibits to this Annual Report. Unless the context otherwise requires, reference in this Annual Report to the terms “Entrada,” “Entrada Therapeutics,” “the Company,” “we,” “us,” “our,” and similar designations refer to Entrada Therapeutics, Inc. and, where appropriate, our wholly-owned subsidiary.

SUMMARY OF MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties and are subject to change based on various factors, including those highlighted in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K (“Annual Report”). These risks include, but are not limited to, the following:
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
•Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead therapeutic candidates, ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51 and our partnered candidate VX-670. Delay or failure to advance programs or modalities, including ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51 and VX-670 could adversely impact our business.
•Our Endosomal Escape Vehicle (“EEV”) therapeutic candidates are based on a novel therapeutic approach, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.
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
•Our approach to the discovery and development of therapeutic candidates based on our EEV platform (“EEV Platform”) is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our therapeutic candidates or render our EEV Platform obsolete.
•We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, research and preclinical and clinical testing, and these third parties may not perform satisfactorily or, dedicate adequate resources to meet our needs, or may be unable to acquire the necessary supplies to perform successfully.
•We have and may in the future enter into collaborations, licenses and other similar arrangements with third parties for the research, development and commercialization of certain of the therapeutic candidates we may develop, including our collaboration with Vertex Pharmaceuticals Incorporated (“Vertex”). If any such arrangements are not successful, we may not be able to capitalize on the market potential of those therapeutic candidates.
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
The material and other risks summarized above should be read together with the text of the full risk factors and in the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission (the “SEC”). If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

PART I
Item 1. Business
Overview
We are a clinical-stage biopharmaceutical company aiming to transform the lives of patients by establishing a new class of medicines which engage intracellular targets that have long been considered inaccessible. We enter 2025 with significant momentum, including the planned initiation of our next clinical trial of ENTR-601-44, regulatory submissions under review for ENTR-601-45, and the ongoing progress of our VX-670 partnership with Vertex Pharmaceuticals Incorporated (“Vertex”). We plan to have four clinical programs in patients ongoing by the end of 2025, marking a new phase in the Company’s growth. This regulatory progress follows positive preliminary data in healthy volunteers from a Phase 1 clinical trial, ENTR-601-44-101, reported in 2024.

Key business updates include:

•In 2024, we submitted regulatory applications to initiate global Phase 1/2 MAD clinical studies in patients for ENTR-601-44 in the United States, United Kingdom and Europe. We have also submitted regulatory applications to initiate a Phase 1/2 MAD clinical study of ENTR-601-45 in the United Kingdom and Europe for patients living with DMD who are amenable to exon 45 skipping.
•On February 3, 2025, we announced the receipt of authorization from the United Kingdom’s Medicines and Healthcare Products Regulatory Agency (“MHRA”) and Research Ethics Committee for its Clinical Trial of an Investigational Medicinal Product to initiate ELEVATE-44-201, a Phase 1/2 multiple ascending dose (“MAD”) clinical study of ENTR-601-44 for the potential treatment of Duchenne muscular dystrophy (“Duchenne” or “DMD”) in patients with a confirmed mutation in the DMD gene amenable to exon 44 skipping. We are on track to initiate ELEVATE-44-201 in the United Kingdom in the second quarter of 2025.
•On February 24, 2025, we announced that the United States Food and Drug Administration (“FDA”) had lifted the clinical hold on the Investigational New Drug application (“IND”) for ENTR-601-44, and we received authorization to initiate ELEVATE-44-102, a Phase 1b MAD clinical study of ENTR-601-44 in adult DMD patients. The Company plans to initiate study enrollment in the first half of 2026.
•Based on the positive preclinical data, we are on track to submit regulatory applications to initiate a clinical trial of our third Duchenne product candidate, ENTR-601-50, in patients who are exon 50 skipping amenable, in the fourth quarter of 2025.
•In 2024, we selected ENTR-601-51 as our clinical candidate for our exon 51 program in patients who are exon 51 skipping amenable, and expect to submit global regulatory filings in 2026.
•Our Vertex partnered candidate, VX-670, is in an ongoing global Phase 1/2 clinical trial, and in November 2024, Vertex announced completion of the Phase 1 SAD portion of the study and initiation of the Phase 2 MAD portion to evaluate both safety and efficacy.
•We have also generated positive preclinical data from programs outside of our neuromuscular franchise, which include new moieties, and expect to share our first clinical candidate in ocular disease later in 2025.

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
We believe our EEV Platform can enable the efficient intracellular delivery of highly targeted and potent therapeutics throughout the body. The cornerstone of our platform, our proprietary EEV peptides are based upon small cyclic peptides of approximately 10 amino acid residues or fewer. EEV peptides bind with low affinity, at normal serum pH levels, directly to the phospholipid bilayer of all cells and trigger the natural process of endocytosis. In our preclinical studies, we have observed, based on mass balance analysis, that greater than 90% of EEV-conjugated material is taken up by the tissues of the body. Once inside the cell, these studies indicate that the EEV-conjugated material rapidly escapes from the early endosome. Because of the low-pH conditions in the early endosome, the binding affinity of the EEV to the inner endosome wall increases, resulting in the successful formation and budding of unstable vesicles which then collapse and release their contents into the cell cytosol. In our preclinical studies, we observed that approximately 50% of the EEV-conjugated material escaped the endosome to reach the intracellular disease target as compared to the <2% observed in prior studies of current biologics. While these preclinical studies were not designed as head-to-head comparisons to current biologics, these data generally compare favorably to historical published data regarding the percentage, of current biologics that have been observed to reach their designed intracellular disease target. We leverage a variety of organelle targeting moieties to ensure that, where necessary, the therapeutic reaches the right sub-compartment inside the cell.
We believe our EEV Platform can offer meaningful advantages over existing therapeutic approaches, including broad potential therapeutic index, potential utility across multiple modalities, and potential applicability to a wide range of diseases. We are engaged in preclinical lead optimization efforts in both neuromuscular and non-neuromuscular disease and discovery efforts to advance platform applications including through novel moiety and delivery modality combinations. We are developing the following therapeutic candidates:

Discovery
Lead Optimization
IND Enabling
Clinical Development
Neuromuscular
DMD
ENTR-601-44
ENTR-601-45
ENTR-601-50
ENTR-601-51
DM1
VX-670
VERTEX
Beyond Neuromuscular
Ocular
Immunology
Platform Expansion
Gene editing
mRNA delivery
Antibody/Protein

Lead Neuromuscular Programs
We are initially focused on the development of EEV therapeutics for rare neuromuscular diseases, and DMD in particular. DMD is a monogenic X-linked disease caused by mutations in the DMD gene, which encodes for the protein dystrophin. Dystrophin is essential to maintaining the structural integrity and normal function of muscle cells for walking, breathing and cardiac function. In patients with Duchenne, mutations in the DMD gene can lead to certain exons being misread, resulting in a failure to produce sufficient functional dystrophin. The reduction or absence of functional dystrophin leads to damage to muscle cell membranes, resulting in muscle cell death and progressive loss of muscle function.
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
We estimate that DMD occurs in approximately one in every 3,500 to 5,000 live male births and that the patient population is approximately 41,000 patients in the aggregate in the United States and Europe. Approximately 80% of patients have mutations amenable to exon skipping in the nucleus.
Corticosteroids are the current standard of care. However, chronic use of corticosteroids, particularly in pediatric populations, is challenging due to side effects including growth impairment, immune suppression, obesity and other endocrine-related disorders. There are four FDA-approved PMO-based oligonucleotide skipping therapies, each addressing a specific mutation: casimersen (exon 45), eteplirsen (exon 51), golodirsen (exon 53) and viltolarsen (exon 53). These products have all been approved using the accelerated approval pathway on the basis of dystrophin production. These currently approved exon skipping therapeutics have demonstrated a modest improvement in dystrophin levels ranging from approximately 1-6%. However, the FDA-approved labels for all four drugs state that continued approval may be contingent upon the verification of a clinical benefit in confirmatory clinical trials. None of the products are approved by the European

Medicines Agency (“EMA”) due to insufficient evidence of clinical benefit. A fifth drug, ataluren, was conditionally approved outside of the United States in certain territories for nonsense mutations in ambulatory patients with DMD aged five years and older. These therapies require weekly intravenous infusions which is suboptimal from a patient perspective. More recently, a histone deacetylase inhibitor (HDACi) givinostat, which works as a supportive care treatment by targeting pathogenic processes to reduce inflammation and loss of muscle, was approved by the FDA for the treatment of boys ages 6 years and up with DMD.
We are developing therapeutic candidates to address the genetic basis, at the exon-specific level, of DMD. In our neuromuscular disease programs, we link EEV peptides to small strands of nucleic acids called oligonucleotides, including phosphorodiamidate morpholino oligomers (“PMOs”). We are developing EEV-PMOs that promote the skipping of these DMD-associated mutations. Based on preclinical and clinical data observed to date, we believe that our EEV-PMO exon-skipping therapy may enable the production of functional dystrophin to slow, stop or even reverse disease progression. The graphic below summarizes both the epidemiology of disease, by mutation status as well as our program status across the world.

ENTR-601-44

Preclinical studies suggest the potential for significant patient benefit with our first exon skipping clinical candidate ENTR-601-44. Data in the humanized DMD mouse model and non-human primate (“NHP”) model at levels we believe to be clinically relevant revealed both significant and durable levels of exon skipping extending to at least 12 weeks. Additionally, in vitro data suggest much higher levels of target engagement in patient cells than in healthy cells. In healthy cells, exon skipping mechanism creates an out of frame mutation and the mRNA transcript is broken down very quickly via nonsense mediated decay. In the Duchenne patient, the goal is to bring an out-of-frame mutation in-frame resulting in mRNA transcript that is substantially more stable, enabling durable and robust translation to exon skipping and dystrophin production.

Importantly, not only have we demonstrated functional target engagement in both in vivo and in vitro models but we have also shown uptake in satellite cells. We believe we are the first company to demonstrate evidence of delivery to satellite cells in preclinical models. Muscle satellite cells are a pool of quiescent muscle stem cells which are activated upon injury to help repair or regenerate myofibers. We believe this is a highly compelling finding, as generating dystrophin in and protecting these skeletal muscle progenitor cells may enhance their ability to regenerate damaged muscle fibers and thereby contribute to a rapid, deeper and more durable clinical response.

The graphic below shows an EEV(used in our clinical candidate)-PMO (tool closely related to ENTR-601-44) and satellite cell co-localize in del44hDMD.mdx mice with the immunofluorescence image taken 7 days post-injection. Pax7 (Paired Box 7) is a transcription factor highly expressed in muscle satellite cells responsible for their activation, proliferation and differentiation. The images below demonstrated 100% co-localization of both the Pax7 and PMO antibody in the nuclei (DAPI - 4'6-diamiddino-2-phenylindole stain) of the satellite cells.

On June 24, 2024, we announced positive preliminary data from our Phase 1 clinical trial of ENTR-601-44. The data announced were based upon data collected as of that date, were aggregated based upon the placebo and study drug groups and did not include urinary biomarkers for the 6 mg/kg cohort. The study has since been completed with no adverse findings noted in the urinary biomarkers for the 6 mg/kg cohort.

The primary objective of the Phase 1 clinical trial was to evaluate the safety and tolerability of a single dose of ENTR-601-44. The trial also evaluated pharmacokinetics and target engagement, as measured by exon skipping in the skeletal muscle. These data were featured in a poster presentation at the 29th Annual Congress of the World Muscle Society in October 2024.

The trial included a total of 32 healthy male volunteers across four cohorts, with each cohort consisting of six participants receiving ENTR-601-44 and two participants receiving a placebo control. The doses administered across the cohorts were 0.75 mg/kg, 1.5 mg/kg, 3 mg/kg and 6 mg/kg. Key findings: Strong clinical safety up to 6 mg/kg, with the potential for best-in-class pharmacokinetics and pharmacodynamics in patients.

There were no serious adverse events, no drug-related adverse events and no clinically significant changes or trends noted in vital signs, electrocardiograms, physical exams or laboratory assessments observed in the trial.
•No AEs related to study drug
•Most common AE was headache (n=7; 5 mild and 2 moderate)
•No clinically significant findings with lab values, ECG or vital signs
•No adverse findings or clinically relevant changes to biomarkers of renal toxicity at highest dose of 6 mg/kg

The study demonstrated target engagement as measured by exon skipping on a ng/g of tissue adjusted basis supporting the importance of endosomal escape to therapeutic index optimization. Muscle concentrations and exon skipping were assessed using a needle muscle biopsy taken from biceps brachii 72 hours (±4 hours) post-dose of ENTR-601-44. Dose-dependent skeletal muscle concentration was observed: muscle concentration was detected in all six subjects in the 6 mg/kg dose cohort (mean of 53.8 ng/g, range 40 ng/g-73.5 ng/g) and mean target engagement as measured by exon skipping was 0.44% (range 0.3-0.65%). Robust target engagement with statistically significant exon skipping observed versus placebo: exon skipping was statistically significant compared to the placebo control (p<0.005) in the 6 mg/kg dose cohort.

High levels of target engagement relative to muscle concentration, even at very low doses, underscore the importance of endosomal escape and support the potential of this candidate to deliver rapid, significant and durable benefits at relatively low doses.

Furthermore we believe that the pharmacokinetic data gathered in this study may imply the potential for a dose range where clinical activity is not accompanied by a proportional risk of increasing toxic liability. We believe this would be a unique finding relative to the other PMO/PPMO constructs.

•Plasma stability of the drug itself means that there is significant, extended, and dose-dependent exposure to the muscle and thus the therapeutic target. As dose goes up there is a great opportunity to see an increase in efficacy
•The renal excretion of the final metabolite also increases but in a non-linear fashion. For every doubling of the dose we see more than a doubling of the percentage of metabolite excreted. Furthermore, this difference increases as the dose goes up. We believe a potential explanation for this observation may be the saturation of renal re-uptake mechanisms at an extremely low dose

In summary, while drug exposure to target increases in a dose dependent manner, any increase of metabolite exposure in the kidney appears to be limited, at least in the dose range tested. In other words, the therapeutic index grows as the dose increases.

On February 3, 2025 we announced the receipt of authorization from the MHRA and Research Ethics Committee for its Clinical Trial of an Investigational Medicinal Product to initiate ELEVATE-44-201, a Phase 1/2 multiple ascending dose MAD clinical study of ENTR-601-44. ELEVATE-44-201 is a global, two-part, randomized, double-blind placebo-controlled Phase 1/2 study evaluating the safety, tolerability and effectiveness of ENTR-601-44 in ambulatory patients with DMD who are exon 44 skipping amenable. Part A is a multiple ascending dose study designed to evaluate the safety, pharmacokinetics, and pharmacodynamics, including exon skipping and dystrophin production in approximately 24 patients. Dosing will be administered every six weeks, with the planned doses across three cohorts anticipated to range from 6 mg/kg up to 18 mg/kg. Part B of the study is designed to further evaluate the optimal dose established in Part A for safety and efficacy, including patient reported outcomes and quality of life measures. Study participants may be eligible to enter an open label extension study (OLE), in which the safety, efficacy and tolerability of ENTR-601-44 will be evaluated over a longer period of time. We are on track to initiate ELEVATE-44-201 in the United Kingdom in the second quarter of 2025.

On February 24, 2025, we announced that the FDA had lifted the clinical hold on the IND for ENTR-601-44, allowing us to initiate ELEVATE-44-102, a Phase 1b multiple ascending dose MAD clinical study of ENTR-601-44 for the potential treatment of DMD in adult patients. ELEVATE-44-102 is a randomized, double-blind placebo-controlled Phase 1b study evaluating the safety and tolerability of ENTR-601-44 in approximately 32 adult patients with DMD who are exon 44 skipping amenable. The MAD study is also designed to evaluate pharmacodynamics, including exon skipping and dystrophin production, and pharmacokinetics. Dosing will be administered every six weeks, with the planned doses across four cohorts anticipated to range from 0.16 mg/kg up to 1.28 mg/kg. The Company plans to initiate study enrollment in the first half of 2026.Study participants may be eligible to enter an OLE, in which the safety, efficacy and tolerability of ENTR-601-44 will be evaluated over a longer period of time.

ELEVATE-44-102 will serve as an important complement to ELEVATE-44-201. The FDA’s clearance presents an opportunity to evaluate ENTR-601-44 in adult patients with advanced disease. Nearly half of those living with DMD who are amenable to exon 44 skipping are adults, and yet this population is rarely studied due, in part, to the advanced stage of their disease. The combined ELEVATE-44 program, which includes the ELEVATE-44-102 study in the U.S. and ELEVATE-44-201 elsewhere, will cover the widest feasible population and support the potential to make a meaningful impact on patients with both early and advanced disease. We believe the exon 44 skipping amenable population, with a higher background dystrophin production and thus a potentially more therapy responsive phenotype, could potentially benefit from a therapeutic intervention like ENTR-601-44.

Outside of the US specific ELEVATE-44-102 trial we plan to follow a similar clinical and regulatory approach for all of our ENTR-601-series programs, aiming to move directly into multi-ascending dose patient trials, starting with ELEVATE-44, ELEVATE-45 and ELEVATE-50 in 2025 as shown below, subject to feedback from regulatory agencies.

The multiple ascending dose programs are expected to recruit several patient cohorts, dosing each patient at six week intervals and dose escalating on a cohort by cohort basis. Patients will be given the option to then enroll in an open label extension trial.

ENTR-601-45

The decision to initiate the ELEVATE-45 multiple-ascending dose trial is based in part on the clinical trial ENTR-601-44-101 described above, and in part on the strength of preclinical pharmacodynamic data indicating robust exon skipping, dystrophin production and functional correction in the del44hDMD.mdx mouse model. As shown below, active and vehicle treated del44hDMD.mdx mice, n=5 per cohort, were dosed with ENTR-60-45 every 6 weeks for a total of three doses (Q6W x 3 doses); saline treated mice (n=10, Q6W x 3 doses) were used as a control. Exon skipping (as measured via double drop polymerase chain reaction - ddPCR) and dystrophin production significantly increased 6 weeks after the third dose of ENTR-601-45 (gastrocnemius muscle shown).

Data are shown as mean ± SD; *p ≤ 0.05, **p ≤ 0.01, ***p ≤ 0.001, ****p ≤ 0.0001; Data presented at the 2024 World Muscle Society conference.

Furthermore, in the eccentric force contractions (“ECC”) challenge to the gastronemius muscle, a dose dependent increase in resistance to membrane damage was observed following the tenth contraction, which was maintained until at least 8 weeks after the third Q6W dose of ENTR-601-45.

Data shown across 10 ECC contractions normalized into a percentage of the initial force before any ECC and as the percentage of force retained after the 10th contraction.

Taken together, we believe that these preclinical data suggest the potential for therapeutic benefit at clinically relevant doses.

ENTR-601-50 and ENTR-601-51

Robust dose-dependent response and saturation of exon 50 skipping in the humanized (hDMD) mouse model after 3 doses of ENTR-601-50, 6 weeks apart, as shown below, supports the potential for high and persistent dystrophin restoration in patients. We are on track to submit regulatory applications to initiate a clinical trial of ENTR-601-50, in patients who are exon 50 skipping amenable, in the fourth quarter of 2025.

Similarly, robust dose-dependent exon 51 pharmacodynamics in both del52hDMD.mdx and hDMD mouse models support potential for high and persistent dystrophin restoration in patients. We expect to submit global regulatory filings for ENTR-601-51 in 2026.

VX-670 (Partnered)
We are supporting the development of VX-670, in partnership with Vertex for patients with DM1. DM1 is a rare disease caused by a mutation driven alteration of normal RNA structure manifesting as an increase in the number of CTG triplet repeats found in the 3’ non-coding region of the DM1 protein kinase (“DMPK”) gene. The resulting transcripts, which contain an expanded CUG tract, aggregate in discrete foci in the nuclei of DM patient cells. The excessive number of CUG repeats impart toxic activity, referred to as a toxic gain-of-function. Multiple key proteins are misprocessed, and this contributes to the multi-systemic nature of the disease, which includes generalized limb weakness, respiratory muscle impairment, cardiac abnormalities, fatigue, gastrointestinal complications, cataracts, incontinence and excessive daytime sleepiness.
DM1 is commonly estimated to affect approximately 110,000 people in the United States and Europe. The disease is typically categorized based on age of onset and severity of symptoms into various phenotypes: 75% classical (adult-onset in the second to fourth decade of life); 10% childhood; and 15% congenital. All forms of DM1, except the late-onset form, are associated with high levels of disease burden and in the most severe cases can be associated with premature mortality. Life expectancy ranges from 45 years to 60 years. Seventy percent of early mortality is caused by cardiorespiratory complications. Respiratory failure due to muscle weakness (especially diaphragmatic weakness) causes at least 40% of early mortality, and cardiac abnormalities account for approximately 30%. The clinical course of DM1 is usually slowly progressive, but may become extremely disabling, especially when more generalized limb weakness and respiratory muscle impairment develops. Systemic manifestations such as fatigue, gastrointestinal (“GI”) complications, cataracts, incontinence and excessive daytime sleepiness greatly impact a patient’s quality of life. As a result, DM1 leads to physical impairment, activity limitations and decreased participation in social activities and work.
There are currently no approved therapies to treat DM1 and treatment is focused largely on symptom management, which is tailored to the system affected and can therefore range from diet modification and physical therapy to surgery and ventilatory support. Therefore, there remains a high unmet medical need for new disease modifying therapies.
VX-670 is intended to address the underlying cause of the disease by targeting the extra CUG triplet repeats responsible for the downstream misprocessing of proteins important to cell growth, metabolism and function. VX-670 is designed to block the triplet repeats and correct the mis-splicing and aberrant expression of downstream transcripts in order to restore tissue function. Our preclinical studies have resulted in in vitro and in vivo data where we have observed splicing correction across multiple transcripts, durable DMPK mRNA knockdown, reduction of foci, rapid phenotypic correction, and tolerability in murine models of DM1 which exhibit expanded CTG and CUG repeats. VX-670 is comprised of a PMO conjugated to an EEV (the same EEV used in Entrada's DMD programs), which we would expect to sterically block CUG repeats and relieve or prevent the sequestration MBNL1 while leaving DMPK mRNA unaffected and leaving healthy levels of DMPK intact.
We entered into a Strategic Collaboration and License Agreement, which was amended in October 2023 (the “Vertex Agreement”), with Vertex pursuant to which we granted Vertex an exclusive worldwide license to research, develop, manufacture and commercialize VX-670, as well as any additional EEV-based therapeutic candidates that may be identified by the Company for the potential treatment of DM1 in the course of the parties’ global research collaboration. The Vertex Agreement provides for a four-year global research collaboration under which Vertex will fund our continued preclinical development of VX-670, as well as the option to fund additional DM1-related research activities with a goal of identifying other EEV-based therapeutic product candidates for the potential treatment of DM1. Other than our efforts under this research collaboration, Vertex will be responsible for global development, manufacturing and commercialization of the licensed products.
Under the terms of the Vertex Agreement, we initially received $250.0 million from the Vertex Agreement comprised of an upfront payment of $223.7 million and an equity investment of $26.3 million in our common stock at $16.26 per share. In the fourth quarter of 2023, we achieved a milestone pursuant to the Vertex Agreement related to preclinical IND-enabling Good Laboratory Practices (“GLP”) toxicology studies of VX-670 that triggered a $17.5 million milestone payment, which we received in the fourth quarter of 2023. In the first quarter of 2024, we achieved a milestone related to the clinical advancement of VX-670, which triggered a $75.0 million payment. We received this payment in the second quarter of 2024.
On May 6, 2024, Vertex announced that its IND for the Phase 1/2 clinical trial of VX-670 in people with DM1 has been cleared, as have the CTAs in Canada, the United Kingdom and the European Union, and the Clinical Trials Notification (“CTN”) in Australia. On November 4, 2024, Vertex announced completion of the single ascending dose (“SAD”) portion of the global Phase 1/2 clinical trial for VX-670 in people with DM1. In addition, Vertex announced that they have initiated the MAD portion of the Phase 1/2 study, in which both the safety and efficacy of VX-670 will be evaluated.
Beyond Neuromuscular Disease
Ocular Disease
High unmet need continues to exist across a wide range of ocular diseases including macular dystrophies, photoreceptor diseases, optic neuropathies, among others. Many of these are of genetic origin and potentially addressable via RNA based therapeutics including exon skipping approaches. Despite the benefits of both local delivery and immune privilege many of these diseases have proven to be difficult to treat, as evidenced by a number of clinical failures. The retina is a complex structure consisting of multiple layers of tissue and a range of different cell types. A consistent challenge for developers has been the distribution and uptake of therapeutic candidates broadly, throughout the various layers and cell types across the retina. Our lead ocular program targets an indication which results in blindness and affects several thousand exon skipping amenable patients in the United States alone. There are no approved therapies that address the underlying cause of disease. Lead optimization work is ongoing and, based in part on promising preclinical data demonstrating high levels of exon skipping in NHPs at well tolerated doses, we expect to select a candidate for our first ocular target before the end of 2025. This is expected to be followed by a second candidate addressing a different target, and a different disease, in 2026.
Additional Preclinical Development and Discovery Programs
We have leveraged the modularity of our EEV Platform to develop opportunities as diverse as EEV-lipid nanoparticle (“EEV-LNP”) enabled CRISPR-Cas delivery for gene editing, EEV-LNP based delivery of mRNA, antibody and peptide drug conjugates, therapeutic opportunities for central nervous system (“CNS”) and peripheral nervous system (“PNS”) disorders, conjugates for enhanced therapeutic effect in immunology, metabolic disease and oncology. We regularly explore strategic opportunities to develop potential therapies for patients with devastating diseases.
Enzyme/protein related programs: EEV peptides can be linked to an enzyme critical to maintaining specific steps in a cell’s metabolic processes. Patients lacking a given enzyme will fail to produce proteins needed to maintain the viability of cells in the body or will suffer a buildup of toxic byproducts, either of which can result in disease and potentially death. We have generated a number of EEV-enzyme conjugates, including PTI-501 for MNGIE, a fatal mitochondrial disease, for which we have completed IND-enabling studies and licensed to Pierrepont Therapeutics, Inc. in 2023. NHP pharmacokinetic and acute and chronic toxicology studies indicated both a long circulating half-life and a favorable tolerability profile, which may serve as a foundation upon which our ERT programs can later build.
Ultimately, we believe that achieving a significant increase in intracellular target exposure has the potential to translate into substantial improvements to the efficacy, safety, tolerability, manufacturability and cost of future medicines.

Our Strategy
We aim to transform the lives of patients and become the world’s foremost intracellular therapeutics company. To achieve this, the key pillars of our strategy include:
•Rapidly advance EEV-PMO therapeutic candidates into and through clinical development in patients with neuromuscular disease. Our DMD franchise is comprised of exon-skipping EEV-PMO candidates, ENTR-601-44, 45, 50 and 51, that aim to restore functional dystrophin production. Our four-year research and development collaboration with Vertex includes both the ongoing clinical development of VX-670 for patients with myotonic dystrophy type 1 and research into new EEV-based candidates.
•Leverage our growing capabilities in genetic medicine and protein design to advance a broad development portfolio of therapeutic candidates across multiple devastating diseases. We believe our expanded capabilities can enable us to advance therapeutic candidates for the treatment of additional neuromuscular and non-neuromuscular diseases for which the biophysical properties, therapeutic approaches, and development strategies involve regulating gene and protein expression. We are experimenting with combinations of different platform elements to enhance the therapeutic index and half-life of potential candidates and to enable new mechanisms of action.
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
Our management team brings a depth of experience and knowledge base in research, drug discovery and development and commercialization. The team is led by Dipal Doshi, our Chief Executive Officer, who brings over 20 years of leadership experience within life sciences companies; Nathan Dowden, our President and Chief Operating Officer, who has three decades of experience leading corporate strategy, portfolio management, business planning and operations; Natarajan Sethuraman, Ph.D., our President of Research and Development, who is an expert in large molecule therapeutic development and delivery platforms with over 30 years of experience across pharmaceutical and biotechnology companies; Kory Wentworth, our Chief Financial Officer, who has over 20 years of public accounting and global biopharmaceutical experience, and our General Counsel, Jared Cohen Ph.D., J.D., who has 20 years of both external and in-house experience at a range of mature and early stage biopharmaceutical companies. Our leadership team also includes Karla MacDonald, our Chief Corporate Affairs Officer, Kerry Robert, M.S., our Senior Vice President, People, who has 15 years of experience building leading talent organizations in biotechnology and technology companies, and Kevin Healy, Ph.D., our Senior Vice President of Regulatory Affairs, who has extensive expertise in the development and commercialization of therapies for serious and rare diseases and has led or participated in more than 30 formal meetings with the FDA, EMA, and other global health authorities.

As of February 20, 2025, our organization was comprised of 183 talented individuals with significant experience across discovery, preclinical research, manufacturing, clinical development and operations. We are supported by leading scientific and clinical experts in the fields of peptide chemistry, oligonucleotide and protein optimization, disease specific pathophysiology and clinical development.
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
Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. (“PTC”) and AGAMREE (vamorolone) is a novel alternative steroid marketed by Catalyst Pharmaceuticals. Duvyzat (givinostat) is an oral medication marketed by ITF Therapeutics for patients six years of age and older. Duvyzat is a histone deacetylase (HDAC) inhibitor that works by targeting pathogenic processes to reduce inflammation and loss of muscle. There are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are PMOs approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc. (“Sarepta”), and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd (“Nippon”). Sarepta also markets Elevidys (delandistrogene moxeparvovec-rokl), a gene therapy for the treatment of DMD for ambulatory and non-ambulatory individuals 4 years of age and older.

Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Nippon, which is in a Phase 2 clinical trial for patients amenable to exon 44 skipping in Japan, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Avidity Biosciences, Inc. (“Avidity”), which is in a Phase 2/3 clinical trial with antibody oligonucleotide conjugates for exon 44 (AOC-1044), and has similar programs for patients amenable to exon 45, and exon 51 skipping in preclinical development, Wave Life Sciences Ltd., which is clinically evaluating WVE-N531, a splicing clinical candidate that is designed to target exon 53 within the dystrophin gene, Dyne Therapeutics, Inc. (“Dyne”), which is pursuing antibody fragment-oligonucleotide conjugates for exons 44, 45, 51 (clinical candidate DYNE-251), and 53, PepGen, Inc. with PGN-EDO51, a clinical candidate designed to address exon 51, along with discovery programs targeting exons 53, 44, and 45, and BioMarin Pharmaceutical Inc., which is in clinical development with BMN 351, an antisense oligonucleotide therapy for exon 51. In addition, several companies are developing gene therapies to treat DMD, including Solid Biosciences Inc. (SGT-003), and REGENXBIO (RGX-202). We are also aware of several companies targeting gene editing and non-dystrophin mechanisms for the treatment of DMD.

We expect to face competition alongside our partner from existing products and products in development for each of our therapeutic candidates. There are currently no approved therapies to treat the underlying cause of DM1. Therapeutic candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; AOC-1001, an antibody linked siRNA in clinical development by Avidity; DYNE-101, an antibody fragment conjugated to an ASO targeting DM1 protein kinase knockdown in clinical development by Dyne; EDODM1, a linear peptide conjugated to a PMO targeting CUG repeats in clinical development by PepGen, Inc.; a small molecule targeting GTG repeats in preclinical development by Design Therapeutics, Inc.; and small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.
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
Our portfolio consists of owned and exclusively licensed patents and applications. As of February 20, 2025, there are 80 distinct patent families (42 families with non-provisional applications and 38 families with pending provisional applications) covering compositions of matter, manufacturing and uses related to our business. Among these patent families, we have 281 pending applications (including PCT, provisional and non-provisional applications) in the U.S. and Europe, as well as other countries of strategic value; and 83 granted patents in the U.S., Europe, China, India, Japan, and Hong Kong (including a total of 45 member state validations of three European patents). Of these pending applications and granted patents, the licensed patent applications are pending in U.S., Europe, China, Canada, Hong Kong, Japan, and Taiwan; and licensed patents are granted in the U.S., Europe, China, Japan, Taiwan, and Hong Kong.
Our owned and licensed patent estate covers various aspects of our programs and technology, including various embodiments of our EEV Platform; proprietary enzyme, peptide, oligonucleotide and CRISPR conjugates; methods of treatment; and aspects of manufacturing. The portfolio includes patents covering certain embodiments of the EEV Platform that don’t relate to our lead therapeutic candidates with granted patents in the U.S. (3), India, Japan, China, Hong Kong and Europe (including 37 European validation states). The extent to which any patents, if and when granted, will cover our therapeutic candidates is uncertain. Any U.S. or foreign patents issued from national stage filings of our PCT patent applications and any U.S. patents issued from non-provisional applications we have filed or may file in connection with our provisional patent applications would be scheduled to expire on various dates from 2036 through 2045, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.
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
Patent Term
The term of individual patents depends upon the laws of the jurisdictions in which they are obtained. In most jurisdictions in which we file, the patent term is 20 years from the filing date of a PCT patent application or, if a PCT application is not filed, the earliest date of filing of the first non-provisional patent application to which the patent claims priority. However, the term of U.S. patents may be extended or adjusted for delays incurred due to compliance with FDA requirements or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office (“USPTO”). For example, in the United States, a patent claiming a new chemical entity or biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) for up to five years beyond the normal expiration date of the patent. Patent term extension cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the United States. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought and within 60 days of FDA approval of the product. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. During the period of extension, if granted, the scope of exclusivity is limited to the approved product for approved uses. Some foreign jurisdictions, including Europe and Japan, have analogous patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory agency. For more information on patent term extensions, see “Business—Government Regulation—Patent Term Restoration and Extension and Marketing Exclusivity.” In the future, if and when any therapeutic candidates we may develop receive FDA approval, we expect to apply for patent term extensions on issued patents covering those therapeutic candidates. Moreover, we intend to seek patent term adjustments and extensions for any of our issued patents in any jurisdiction where such adjustments and extensions are available. However, there is no guarantee that the applicable authorities, including the USPTO and the FDA, will agree with our assessment of whether such adjustments and extensions should be granted, and even if granted, the length of such adjustments and extensions.
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
License Agreement with The Ohio State University
On May 12, 2017, we entered into an option agreement with Ohio State Innovation Foundation (“OSIF”), an affiliate of The Ohio State University (“OSU”) responsible for the commercialization of technology developed at or created by or for OSU, in which the Company obtained an option (“OSIF Option Agreement”) to license all patents and patent applications involving technologies using cell-penetrating peptides arising out of or related to specified invention disclosures or through a sponsored research agreement executed with OSU on the same date (“OSU SRA”). On September 26, 2018, we exercised our option pursuant to the terms of the OSIF Option Agreement, and on December 14, 2018, we entered into a license agreement (“OSIF License Agreement”) for an exclusive, worldwide, sublicensable license under these patents and patent rights, and a non-exclusive, worldwide, sublicensable license under certain related know-how, to develop, commercialize or otherwise exploit products based on these cell-penetrating technologies for the treatment, prevention and diagnosis of any and all diseases or conditions. In addition, the OSIF License Agreement grants a worldwide, perpetual, irrevocable, fully-paid, royalty-free, sublicensable, exclusive license to any rights held by OSIF, OSU or its affiliates covering specifically identified cell-penetrating platform technology.
The term of the OSIF License Agreement will continue until the later of (a) the expiration of the last to expire of the exclusively licensed patent rights, or (b) the end of our obligation to pay royalties under the OSIF License Agreement. Such obligation ends, on a licensed product-by-licensed product and country-by-country basis, on the later of (1) expiration of the last to expire of the valid claims of the exclusively licensed patent rights covering such licensed product in such country, or (2) ten (10) years after the first commercial sale of such licensed product in such country. The last to expire exclusively licensed patent rights and valid claim of such exclusively licensed patent rights are estimated to expire by 2042, excluding any patent term adjustments or extensions. Upon expiration of the OSIF License Agreement at the end of the royalty term, the Company will maintain all license rights as a perpetual and fully paid-up license. Both parties have the right to terminate under certain enumerated circumstances. At our option, we may terminate the OSIF License Agreement for any reason with ninety (90) days’ written notice, or if OSIF is in material breach, after providing thirty (30) days’ notice of termination. OSIF may terminate the agreement at its option immediately upon delivery of written notice if any specified events occur, including failure by the Company to make payments due under the agreement and if the Company is in material breach, in each case pursuant to specified cure periods.
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

Commercialization
Excluding PTI-501 and VX-670, we intend to retain significant development and commercial rights to our potential therapeutic candidates and, if marketing approval is obtained, to commercialize our therapeutic candidates on our own, or potentially with a partner, in the United States and other regions. We currently have no sales, marketing, or commercial product distribution capabilities. We intend to build the necessary infrastructure and capabilities over time for the United States, and potentially other regions, following further advancement of our therapeutic candidates. We believe that such a focused sales and marketing organization will be able to address the key specialists in treating the patient populations for which our therapeutic candidates are being developed. Clinical data, the size of the addressable patient population, and the size of the commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.
Manufacturing and Supply
We do not own or operate manufacturing facilities. We currently rely on third-party contract manufacturing organizations (“CMOs”), and suppliers for EEV peptides, including linkers, and nucleotides that comprise ENTR-601-44, ENTR 601-45, ENTR-601-50, ENTR-601-51, VX-670, our other potential therapeutic candidates, and the conjugation of these components, and we expect to continue to do so to support our IND-enabling studies and our clinical trials and commercial activities. However, we may seek to establish our own manufacturing facility for IND-enabling studies, clinical studies and long-term commercial supply. As we scale manufacturing, we intend to continue to expand and strengthen our network of CMOs. We believe there are multiple sources for all of the materials required for the manufacture of our therapeutic candidates, as well as multiple CMOs who could assemble the aforementioned components that comprise our potential therapeutic candidates.
Manufacturing is subject to extensive regulations that impose procedural and documentation requirements. These regulations govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance. Our CMOs are required to comply with these regulations and are assessed through regular monitoring and formal audits. Our third-party manufacturers are required to manufacture any therapeutic candidates we develop under current Good Manufacturing Practice (“CGMP”), requirements and other applicable laws and regulations.
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
Licensure and Regulation of Drugs and Biologics in the United States
In the United States, where we are initially focusing our product development, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and biologics under the FDCA and the Public Health Service Act (“PHSA”), and their implementing regulations. Both drugs and biologics are also subject to other federal, state and local statutes and regulations. Our therapeutic candidates are early-stage and have not been approved by the FDA for marketing in the United States. Based on our novel therapeutic approach and the broad potential applicability of our EEV Platform to deliver a variety of therapeutic modalities into cells, we are developing therapeutic candidates that would be regulated under the FDCA, and/or the PHSA, and their implementing regulations, as drugs or biologics, depending on the modality of each product candidate. The failure to comply with the applicable U.S. requirements at any time during the product development process, including preclinical testing, clinical testing, the approval process, or post-approval process, may subject an applicant to delays in the conduct of the study, regulatory review and approval and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the FDA’s refusal to allow an applicant to proceed with clinical testing, refusal to approve pending applications, license suspension, or revocation, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines and civil or criminal investigations and penalties brought by the FDA or the Department of Justice (“DOJ”), and other governmental entities, including state agencies.
An applicant seeking approval to market and distribute a new drug or biologic in the United States generally must satisfactorily complete each of the following steps: preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practices (“GLP”) regulations, as applicable; completion of the manufacture, under CGMP conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing; submission to the FDA of an IND, for human clinical testing, which must become effective before human clinical trials may begin; approval by an independent institutional review board (“IRB”), representing each clinical trial site before each clinical trial site may be initiated; performance of adequate and well-controlled human clinical trials, in accordance with current Good Clinical Practices (“GCP”), and any additional nonclinical studies required to establish the safety, efficacy, potency and purity of the product candidate for each proposed indication; preparation and submission to the FDA of a new drug application (“NDA”), or a Biologics License Application (“BLA”), for a biologic product, requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling; review of the product by an FDA advisory committee, where appropriate or if applicable; satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with CGMP and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity; satisfactory completion of any FDA audits of the preclinical studies and clinical trial sites to assure compliance with GLP, as applicable, and GCP, and the integrity of clinical data in support of the NDA or BLA; payment of user fees under the Prescription Drug User Fee Act (“PDUFA”); securing FDA approval of the NDA or BLA; and compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”), and any post-approval studies or other post-marketing commitments required by the FDA.
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
Further, each clinical trial must be reviewed and approved by an IRB (or foreign equivalent, such as an independent ethics committee) either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors, the safety of human subjects, and the possible liability of the institution. An IRB must operate in compliance with FDA regulations. The FDA, IRB, or the clinical trial sponsor may suspend or discontinue a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with GCP requirements or that the participants are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP rules and the requirements for informed consent.
Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board (“DSMB”), or data monitoring committee (“DMC”). This group may recommend continuation of the trial as planned, changes in trial conduct, or cessation of the trial at designated check points based on certain available data from the trial to which only the DSMB/DMC has access. Finally, certain clinical trials involving recombinant or synthetic nucleic acid molecules may be subject to review and approval of an Institutional Biosafety Committee (“IBC”), in accordance with NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules (“NIH Guidelines”). An IBC is a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding for recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.
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
Under the Pediatric Research Equity Act of 2003 (“PREA”), an NDA, BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDCA requires that a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“PSP”), within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The sponsor and the FDA must reach agreement on the PSP. The FDA or the applicant may request an amendment to the plan at any time.
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
Expanded access may be appropriate when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; patient enrollment in a clinical trial is not possible; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere with initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product. There is no obligation for a sponsor to make its drug products available for expanded access; however, as required by the 21st Century Cures Act (“Cures Act”), a sponsor must make its policy regarding evaluating and responding to expanded access requests publicly available.
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

If the FDA approves a new product, it may limit the approved indication(s) for use of the product. It may also require that contraindications, warnings, or precautions be included in the product labeling. In addition, the FDA may call for post-approval studies, including Phase 4 clinical trials, to further assess the product’s efficacy and/or safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including a REMS program, to help ensure that the benefits of the product outweigh the potential risks. A REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
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
Accelerated Approval Pathway
The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality (“IMM”), and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.
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
The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”) the FDA is permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Sponsors are also required to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the sponsor fails to conduct such studies in a timely manner and send the necessary updates to the FDA, or if a confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period.
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
Marketing exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”), or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
Biosimilars and Exclusivity
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”). The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA-licensed “reference product.” The FDA has issued multiple guidance documents outlining an approach to review and approval of biosimilars. Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.
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
From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.
Federal and State Data Privacy and Security Laws
Under the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the U.S. Department of Health and Human Services (“HHS”), has issued regulations to protect the privacy and security of protected health information (“PHI”), used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 or HITECH, and their regulations, including the final omnibus rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. In addition to possible federal administrative, civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. New laws and regulations governing privacy and security may be adopted in the future as well.
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
Regulation and Procedures Governing Approval of Medicinal Products Outside the United States
In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. For example, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application (“MAA”) and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.
Clinical Trial Approval
In April 2014, the European Union (“EU”) adopted the Clinical Trials Regulation (EU) No 536/2014, which came into effect on January 31, 2022 and repealed the Clinical Trials Directive 2001/20/EC. The Clinical Trials Regulation overhauled the previous system of approvals for clinical trials in the EU. The main characteristics of the Clinical Trials Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System (“CTIS”); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the applicable EU Member State, however, overall related timelines are defined by the Clinical Trials Regulation. Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU through the CTIS.
PRIME Designation in the EU
In March 2016, the EMA launched an initiative to facilitate development of therapeutic candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines (“PRIME”), scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of therapeutic candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the Committee for Medicinal Products for Human Use (“CHMP”), or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

Marketing Authorization
To obtain a marketing authorization for a product under the EU regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EU. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, an applicant must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan (“PIP”), covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver or a deferral for one or more of the measures included in the PIP. The Paediatric Committee of the EMA (“PDCO”), may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) are eligible for six months’ supplementary protection certificate extension. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.
The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU Member States and in the additional countries of the European Economic Area (“EEA”) (i.e. Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medical products (gene therapy, somatic cell therapy and tissue-engineered medicines) and products with a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
Under the centralized procedure in the EU, the CHMP established at the EMA is responsible for conducting an initial assessment of a product. The maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the viewpoint of public health and, in particular, of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.
National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this national marketing authorization can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national marketing authorization in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure.
Regulatory Data Protection in the EU
In the EU, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004 and Directive 2001/83/EC. Data exclusivity, prevents applicants for authorization of generics or biosimilars of these innovative products from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic (abbreviated) or biosimilar authorization for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.
Orphan Drug Designation and Exclusivity
Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment in its development. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug product would be of significant benefit to those affected by that condition.
An orphan designation provides a number of benefits, including fee reductions, regulatory assistance and the possibility to apply for a marketing authorization under the EU centralized procedure. Marketing authorization for an orphan medical product leads to a ten-year period of market exclusivity being granted following marketing authorization of the orphan medical product. During this market exclusivity period, the EMA, the European Commission or the EU Member States may only grant a marketing authorization to a “similar medicinal product” for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized orphan product consents to a second medicinal product application; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation because, for example, the product is sufficiently profitable not to justify market exclusivity. Orphan designation must be requested before submitting an application for marketing approval. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
Patent Term Extensions in the EU and Other Jurisdictions
Patent term extensions through supplementary protection certificates (“SPCs”) are available in the EU. The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a product. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained (see “Marketing Authorization” above). Although SPCs are available throughout the EU, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the EU.
Periods of Authorization and Renewals
A marketing authorization has an initial validity for five years, in principle, and it may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA (for a centrally authorized product) or by the competent authority of the authorizing EU Member State (for a nationally authorized product). To that end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the product on the EU market (for a centrally authorized product) or on the market of the authorizing EU Member State (for a nationally authorized product) within three years after authorization, or if the product is removed from the market for three consecutive years, ceases to be valid (the so-called sunset clause).

Regulatory Requirements After Marketing Authorization
Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product, and must adhere in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive (EU) 2017/1572, Regulation (EC) No 726/2004. These include compliance with the EU’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the EU, which mandate the methods, facilities and controls used in manufacturing, processing and packing of medical products to assure their safety and identity.
Much like the Anti-Kickback Statue prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance generally is usually governed by the national anti-bribery laws of EU Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.
Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
All of the aforementioned EU rules are generally applicable in the EEA.
Reform of the Regulatory Framework in the European Union

The European Commission adopted legislative proposals in April 2023 that replaced the current regulatory framework in the European Union for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.
Brexit and the Regulatory Framework in the United Kingdom
The United Kingdom (“UK”) formally left the EU on January 31, 2020.

As a result of the Northern Ireland protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products under the EU centralized framework destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK only”, indicating they are not for sale in the EU.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnological products. On January 1, 2024, the MHRA put in place a new international recognition framework which means that the MHRA may have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators when determining an application for a new UK marketing authorization.
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
Human Capital Resources
As of February 20, 2025, we had 183 full-time employees, including a total of 77 employees with doctoral degrees or above. Of these full-time employees, 144 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
We have, since our inception, worked to create a high-performing, inclusive and diverse workforce, which is a core element of our operating culture. We have deliberately sought to secure top talent with a diversity of thought, experiences and backgrounds who are committed to making a difference in the lives of patients, their families and caregivers. We believe that, by embracing differences, we have a unique advantage in challenging the status quo to apply innovative thinking to long-existing medical challenges. As of February 20, 2025, our workforce was self-reportedly approximately 56% women and approximately 50% Asian, Hispanic, Latino, Black or African American, and women or minorities made up 50% of our senior leadership, reflecting the workforce we strive to create throughout the company.
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
Available Information
We maintain an internet website at www.entradatx.com and make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investor Relations,” as a source of information about us.
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

Item 1A. Risk Factors
In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K (“Annual Report”) and in other documents that we file with the Securities and Exchange Commission (“SEC”). Investing in our common stock involves a high degree of risk. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Annual Report to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, the business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Note Regarding Forward-Looking Statements.”
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
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a biopharmaceutical company with a limited operating history upon which our stockholders can evaluate our business and prospects. Most of our development programs, with the exception of ENTR-601-44 and our partnered candidate VX-670, but including ENTR-601-45, ENTR-601-50 and ENTR-601-51, are in preclinical development or in the drug discovery stage. We commenced operations in 2016, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing our proprietary, highly versatile and modular Endosomal Escape Vehicle (“EEV”) platform (“EEV Platform”), identifying therapeutic candidates, establishing our intellectual property portfolio and conducting research and preclinical studies. Our approach to the discovery and development of therapeutic candidates based on our EEV Platform is unproven, and we do not know whether we will be able to conduct clinical studies on any of our therapeutic candidates beyond ENTR-601-44 and our partnered candidate VX-670, develop any therapeutic candidates that succeed in clinical development or produce products of commercial value. As an organization, the only clinical trial we have completed is our Phase 1 clinical trial of ENTR-601-44 in healthy volunteers in the UK, and we have not completed the clinical development of any therapeutic candidate nor have we obtained any regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any significant revenue from product sales. We have incurred significant net losses since inception. As of December 31, 2024, we had an accumulated deficit of $129.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.
To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our therapeutic candidates, identifying lead therapeutic candidates, discovering additional therapeutic candidates, conducting preclinical studies prior to submitting an Investigational New Drug application (“IND”) and/or Clinical Trial Application (“CTA”), obtaining clearance for INDs/CTAs, obtaining regulatory approval for these therapeutic candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may not succeed in completing necessary activities and regulatory approvals necessary to bring a product to market and, even if we do, may never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our therapeutic candidates or even continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.
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
The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, continue to initiate clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Failing to raise capital when needed or on attractive terms could force us to delay, reduce or eliminate our research and development programs or any future commercialization efforts. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of December 31, 2024 will be sufficient to fund our operations into the second quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in September 2023, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC acting as our agent and/or principal (the “Sales Agent”), with respect to an "at the market offering" program under which we may offer and sell, from time to time, at our sole discretion, shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. However, there can be no assurance that the Sales Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our therapeutic candidates. Our future capital requirements will depend on many factors, including, but not limited to:
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
•the cost of manufacturing our current therapeutic candidates and any future therapeutic candidates, which may vary depending on the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (“EMA”) or other comparable foreign regulatory authority guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
•expenditures that we will or may incur to acquire or develop additional therapeutic candidates and technologies or other assets;
•the timing and outcomes of preclinical studies and clinical trials for ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, our partnered candidate VX-670 and any therapeutic candidates from our discovery programs, or competing therapeutic candidates;
•the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•competition from existing and potential future products that compete with ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, our partnered candidate VX-670 or any of our discovery programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•any delays in regulatory review or approval of ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, our partnered candidate VX-670 or therapeutic candidates from any of our discovery programs;
•the level of demand for any of our therapeutic candidates, if approved, which may fluctuate significantly and be difficult to predict;
•the risk/benefit profile, cost and reimbursement policies with respect to our therapeutic candidates, if approved, and existing and potential future products that compete with ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, our partnered candidate VX-670 or any of our discovery programs;
•our or our partners' ability to commercialize ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, our partnered candidate VX-670 or therapeutic candidates from any of our discovery programs, if approved, inside and outside of the U.S., either independently or working with third parties;
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
We are early in our development efforts and all our development programs, including our lead therapeutic candidate ENTR-601-44 and our partnered candidate VX-670, which are in the early clinical stage, and ENTR-601-45, ENTR-601-50 and ENTR-601-51, which are in the preclinical or drug discovery stage. We have invested substantially all of our research efforts to date in developing our EEV Platform, identifying potential therapeutic candidates, conducting preclinical studies, and initiating early clinical studies. As an organization, the only clinical trial we have completed is our Phase 1 clinical trial of ENTR-601-44 in healthy volunteers in the UK, and we have not completed the clinical development of any therapeutic candidate nor have we submitted an application for regulatory approval, and we may be unable to do so for our therapeutic candidates. We have not completed IND-enabling studies for candidates other than ENTR-601-44, ENTR-60-45 and VX-670. We will need to complete these steps to support the progression of ENTR-601-44, ENTR-601-45, ENTR-601-50 and ENTR-601-51 into and/or through clinical studies in the United States. In addition, we have a development portfolio of programs that are in earlier stages of development and have not yet initiated or completed IND-enabling studies. We may never advance any additional therapeutic candidates through IND-enabling studies and receive authorization from the FDA, to proceed under an IND prior to initiating their clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our therapeutic candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. For the FDA to accept an IND, we must complete Good Laboratory Practices (“GLP”) studies, which may not be successful or may take longer than we expect. The FDA may require us to complete additional preclinical studies or we may be required to satisfy other FDA requests prior to commencing clinical trials in the United States, and such requests may not currently be known or anticipated, which may cause the start of our clinical trials to be delayed in the United States or prevent us from conducting clinical trials in the United States. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, impose stricter approval conditions than we currently expect or may prevent us from conducting clinical trials. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the European Union (“EU”) and the United Kingdom (“UK”).
Commercialization of any therapeutic candidates we may develop will require preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA, the EMA and the United Kingdom Medicines and Healthcare Products Regulatory Agency (“MHRA”); manufacturing supply, capacity and expertise; a commercial organization; and significant marketing efforts. The success of therapeutic candidates we may identify and develop will depend on many factors, including:
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
•successful enrollment and completion of clinical trials, including under the FDA’s current Good Clinical Practices (“GCPs”), GLPs and any additional regulatory requirements from foreign regulatory authorities, such as the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use Guideline for Good Clinical Practice;
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

Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead therapeutic candidates, ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51 and our partnered candidate VX-670. Delay or failure to advance programs or modalities, including ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51 and VX-670 could adversely impact our business.
Using our platform, we are developing product features for medicines based on EEV peptides. Over time, our platform work led to commonalities, where a specific combination of EEV technologies, delivery technologies, and manufacturing processes generated a set of product features shared by multiple programs, for example, oligonucleotide-, enzyme-, and antibody-conjugated EEV peptides. This is what we call a “modality.” We are utilizing early programs in a modality, such as ENTR-601-44 for oligonucleotide-conjugated EEV peptides, to understand the technology risks within the modality, including manufacturing and pharmaceutical properties. Our lead therapeutic candidate, ENTR-601-44, is being developed to address DMD and we are highly dependent on the success of the future clinical trials of ENTR-601-44, the outcomes of which are uncertain, to further develop ENTR-601-45, our lead therapeutic candidate for patients with DMD with exon 45 skipping amenable mutations, ENTR-601-50, our therapeutic candidate for patients with DMD who are exon 50 skipping amenable and ENTR-601-51, our therapeutic candidate for patients with DMD who are exon 51 skipping amenable. Because ENTR-601-44 is our first EEV therapeutic candidate, if ENTR-601-44 encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, the value of our EEV Platform, including our other therapeutic candidates such as ENTR-601-45, ENTR-601-50, ENTR-601-51, and our partnered candidate VX-670, could be greatly diminished and our development plans and business would be significantly harmed.
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
Using EEV technology to develop therapeutic candidates is a new therapeutic approach and no products based on EEV peptides have been approved to date in the United States or the rest of the world. As such, it is difficult to accurately predict the developmental challenges we may face for our EEV therapeutic candidates as they proceed through development. In addition, because we have only completed a Phase 1 clinical trial for ENTR-601-44 and have not yet completed any clinical trials with our other therapeutic candidates, we have only limited data assessing safety of our approach in humans, and there may be short-term or long-term effects from treatment with any therapeutic candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of therapeutic candidate development and we cannot predict whether our EEV Platform, or any similar or competitive intracellular delivery technologies, will enable the identification, development and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our EEV Platform or any of our research programs will not cause significant delays or unanticipated costs or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we have initiated or may initiate or commercializing any therapeutic candidates we may develop on a timely or profitable basis, if at all.
The clinical trial requirements of the FDA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a therapeutic candidate vary substantially according to the type, complexity, novelty and intended use and market of the therapeutic candidate. No products based on EEV peptides have been approved to date by regulators. As a result, the regulatory approval process for therapeutic candidates such as ours is uncertain and may be more expensive and take longer than the approval process for therapeutic candidates based on other, better known or more extensively studied technologies. For example, the general approach for FDA approval of a new biologic or drug is for sponsors to seek licensure or approval based on dispositive data from well-controlled, Phase 3 clinical trials of the relevant therapeutic candidate in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our therapeutic candidates in the U.S., the UK, or other regions of the world or how long it will take to commercialize our therapeutic candidates. Delay or failure to obtain or unexpected costs in obtaining the regulatory approvals necessary to bring a potential therapeutic candidate to market could decrease our ability to generate sufficient product revenue and our business, financial condition, results of operations and prospects may be harmed.
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
The results from preclinical studies or clinical trials of a therapeutic candidate may not predict the results of later clinical trials of the therapeutic candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, our partnered candidate VX-670 and other potential therapeutic candidates, we do not know whether ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, VX-670 or the other potential therapeutic candidates will perform in current or future clinical trials as they have performed in these prior studies. The positive results we have observed for our therapeutic candidates in early, non-GLP preclinical studies and animal models may not be predictive of our current or future clinical trials in humans. Furthermore, for some indications that we are pursuing there are no animal models that adequately mirror the human disease to predict any level of positive results. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many therapeutic candidates fail in clinical trials despite very promising early results. Unexpected observations or toxicities observed in our IND-enabling studies for example, could delay clinical trials for ENTR-601-50, ENTR-601-51 or our other development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and companies that have believed their therapeutic candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA approval. Additionally, we may conduct clinical trials that utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational therapeutic candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational therapeutic candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our therapeutic candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.
For the foregoing reasons, we cannot be certain that our ongoing and planned preclinical studies and current and planned clinical trials will be successful. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our therapeutic candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.
Substantial delays in the commencement, enrollment or completion of our planned clinical trials, or failure to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities could prevent us from commercializing any therapeutic candidates we determine to develop on a timely basis, if at all.
The risk of failure in developing therapeutic candidates is high. It is impossible to predict when or if any therapeutic candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any therapeutic candidate, we must complete preclinical development, submit an IND or foreign equivalent to permit initiation of clinical studies, and then conduct extensive clinical trials to demonstrate the safety and efficacy of therapeutic candidates in humans. As an organization, we submitted an IND for ENTR-601-44 in the fourth quarter of 2022, which was subsequently placed on clinical hold. We have advanced this program by completing a Phase 1 single ascending dose clinical trial in healthy volunteers in the UK and plan to initiate a Phase 1/2 clinical trial in the UK in the second quarter of 2025. We have also submitted a regulatory application in the EU for ENTR-601-44. In parallel, we have resolved the clinical hold in the United States via clearance of the ELEVATE-44-102 study protocol and plan to initiate the clinical trial in the first half of 2026. In the fourth quarter of 2024, we submitted regulatory applications to UK and EU regulatory agencies to initiate a clinical trial for ENTR-601-45, our EEV therapeutic candidate targeting exon 45, and we plan to advance ENTR-601-50 to regulatory application submission in 2025 and ENTR-601-51 to regulatory application submission in 2026. We have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted a New Drug Application (“NDA”), Biologics License Application (“BLA”) or other comparable foreign regulatory submission for any therapeutic candidate. In addition, we have had limited interactions with the FDA and comparable foreign regulatory authorities and cannot be certain how many clinical trials of ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, our partnered candidate VX-670 or any other therapeutic candidates will be required or how such trials should be designed. Consequently, we and our partner may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to approval of any of our therapeutic candidates. Clinical trials may fail to demonstrate that our therapeutic candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.
Before we can commence clinical trials for a therapeutic candidate, we must complete extensive preclinical testing and studies that support our INDs and other regulatory filings. We cannot be certain of the timely identification of a therapeutic candidate or the completion or outcome of our preclinical testing and studies and cannot predict whether the FDA or other comparable regulatory authorities will accept our proposed clinical programs or whether the outcome of our preclinical testing and studies will ultimately support the further development of any therapeutic candidates. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. As a result, we cannot be sure that we will be able to submit INDs or foreign equivalents for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of such applications will result in the FDA or other regulatory authority allowing clinical trials to begin. In addition, if our efforts in the United States and elsewhere are not successful, we may not be able to complete a clinical development program that enables the approval and marketing of ENTR-601-44 as planned, or at all. Furthermore, therapeutic candidates are subject to continued preclinical safety studies, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical trials and could impact our ability to continue to conduct our clinical trials.
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
•delays in reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites;
•delays in opening clinical trial sites or obtaining required institutional review board (“IRB”) or independent ethics committee approval, or the equivalent review groups for sites outside the United States, at each clinical trial site;
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
After initiating a clinical trial, we could also encounter delays if the clinical trial is suspended, placed on clinical hold or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or other regulatory authorities or recommended for suspension or termination by the Data Safety Monitoring Board (“DSMB”) for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our therapeutic candidates. Further, the FDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from preclinical studies, clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their therapeutic candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory approval.
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
Although other oligonucleotide therapeutics, enzyme replacement therapies and gene therapies have received regulatory approval, our EEV-based therapeutics are a novel approach to the delivery of biological therapeutics, which may present enhanced uncertainty associated with the safety profile of ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, our partnered candidate VX-670 and other EEV-based therapeutics compared to more well-established classes of therapies. Moreover, it is impossible to predict when or if any therapeutic candidates we may develop will prove safe in humans. As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our therapeutic candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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

The clinical development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, import, export, marketing, distribution and adverse event reporting, including the submission of safety and other information, of our therapeutic candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market our therapeutic candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the therapeutic candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a therapeutic candidate for many reasons. For example the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. Despite the time and expense invested in clinical development of therapeutic candidates, regulatory approval is never guaranteed. Neither we nor any current or future collaborator is permitted to market any of our therapeutic candidates in the United States until we receive approval from the FDA.
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
The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our proprietary EEV Platform, which leverages a novel and unproven approach. While we have observed favorable preclinical study results based on our EEV Platform, we have not yet succeeded and may not succeed in demonstrating sufficient efficacy and safety to enable the approval of any therapeutic candidates as a result of our clinical trials or obtain marketing approval thereafter. Our lead therapeutic candidates, with the exception of ENTR-601-44 and our partnered candidate VX-670, but including ENTR-601-45, ENTR-601-50 and ENTR-601-51, are in preclinical development. Our research methodology and novel approach to intracellular therapeutics may be unsuccessful in identifying additional therapeutic candidates, and any therapeutic candidates based on our EEV Platform may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the therapeutic candidates unmarketable or unlikely to receive marketing approval. Further, because all of our therapeutic candidates and development programs are based on our EEV Platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.
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

Interim, topline and preliminary data from our preclinical studies and clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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
At any time and for any reason, we may determine that one or more of our discovery programs or preclinical or clinical therapeutic candidates or programs does not have sufficient potential to warrant the allocation of resources toward such program or therapeutic candidate. Accordingly, we may choose not to develop a potential therapeutic candidate or elect to suspend, deprioritize or terminate one or more of our discovery programs or preclinical or clinical therapeutic candidates or programs. Suspending, deprioritizing or terminating a program or therapeutic candidate in which we have invested significant resources, we will have expended resources on a program that will not provide a full return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or therapeutic candidates. For example, in 2020, we made the strategic decision to focus the majority of our immediate efforts on EEV-oligonucleotide opportunities while pausing development on an existing program, PTI-501 (formerly ENTR-501) which is an EEV-conjugated protein designed to treat patients with a rare disease known as mitochondrial neurogastrointestinal encephalomyopathy (“MNGIE”). We have since partnered with an organization that has the resources and expertise to continue the development of ENTR-501. We continue to believe that the program will have an important role to play in the future treatment of patients with MNGIE.
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

Regulatory authorities in some jurisdictions, including the United States and the EU, may also designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a therapeutic candidate as an orphan drug if it is a drug intended to treat a rare condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission may grant orphan designation to a product if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five (5) in ten thousand (10,000) persons in the EU when the application is made, or (ii) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there is no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the product would be of significant benefit to those affected by that condition. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers, and it may entitle the therapeutic to exclusivity in the United States. Similar benefits, including a ten year period of market exclusivity, are available to orphan products in the EU. Even if we obtain orphan drug designation for a therapeutic candidate, we may not be able to obtain or maintain orphan drug exclusivity for that therapeutic candidate.
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

Additionally, now that the UK is no longer part of the EU, separate applications and procedures will be required to obtain regulatory approval for our products in the UK and EU. In particular, the UK is no longer covered by the centralized procedure for obtaining EU-wide marketing authorizations from the EMA for medicinal products, and a separate process for authorization of drug products will be required in the UK. However, under a new international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a UK marketing authorization.
In addition, the regulatory regime for medicinal products in the UK at present broadly aligns with EU regulations, however, longer term, the UK is likely to develop its own legislation that diverges from that in the EU now that its regulatory system is independent from the EU and the Trade and Cooperation Agreement entered into by the EU and UK does not provide for mutual recognition of UK and EU pharmaceutical legislation. It is possible therefore, that there will be increased regulatory complexities in the UK and EU, which could disrupt the timing of any regulatory approvals that we may determine to pursue in these jurisdictions.
The FDA, EMA and other comparable foreign regulatory authorities may not accept data from trials conducted in locations outside of their jurisdiction.
We anticipate we will conduct clinical trials of our therapeutic candidates in the United States and internationally. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions or may not be accepted at all. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of its applicable jurisdiction. For example, we are currently advancing the ENTR-601-44 program in the UK, and we have not yet conducted any clinical trials for this program in the United States. We also plan to initiate our first clinical trial for the ENTR-601-45 program in the UK. If the FDA does not accept data from such trials, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our therapeutic candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
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
Any therapeutic candidate for which we obtain marketing approval, if ever, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such medicine, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current Good Manufacturing Practice (“CGMP”) requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, compliance with applicable product tracking and tracing requirements, and requirements regarding the distribution of samples to physicians and recordkeeping. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The FDA typically advises that patients treated with genetic medicine undergo follow-up observations for potential adverse events for a 15-year period. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Even if marketing approval of a therapeutic candidate is granted, the approval may be subject to limitations on the indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine.
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
•suspend any ongoing clinical trials;
•refuse to approve a pending NDA, BLA or comparable foreign regulatory filing, or supplements thereto submitted by us;
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
We do not expect to independently conduct all aspects of our product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these items, including contract manufacturing organizations (“CMOs”) for the manufacturing of any therapeutic candidates we test in preclinical or clinical development, as well as CROs for the conduct of our animal testing and research and CROs for the conduct of our planned clinical trials. Any of these third parties may terminate their engagements with us at any time. A need to enter into alternative arrangements could delay our product development activities, and we may not be able to enter into alternative arrangements on reasonable terms, if at all.

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

We engage a number of third-party suppliers and service providers to supply critical goods and services, such as contract research services, contract manufacturing services and information technology services. Disruptions to the business, financial stability or operations of these suppliers and service providers, including due to strikes, labor disputes or other disruptions to the workforce, for instance, if employees are not able to come to work, or to their willingness and ability to produce or deliver such products or provide such services in a manner that satisfies the requirements put forth by the authorities, or in a manner that satisfies our own requirements, could affect our ability to develop and market our future therapeutic candidates on a timely basis. If these suppliers and service providers were unable or unwilling to continue to provide their products or services in the manner expected, or at all, we could encounter difficulty finding alternative suppliers. For example, we currently rely on foreign CROs and CMOs to manufacture our clinical materials, and may rely on foreign CROs and CMOs in the future. Foreign CMOs may be subject to U.S. legislation or investigations, including legislation similar to the previously proposed BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies and could adversely affect our financial condition and business prospects. Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company, our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and
China, including as a result of the escalation of tariffs or other trade restrictions or if the BIOSECURE Act or a similar law were to be enacted. Even if we are able to secure appropriate alternative suppliers in a timely manner, costs for such products or services could increase significantly. Any of these events could adversely affect our results of operations and our business.
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
•our collaborators’ business or operations could be disrupted due to reasons outside of our control, such as global health crises, macroeconomic conditions and geopolitical developments, which could have an adverse impact on their development and commercialization efforts or the prospects of our collaboration; and
•collaboration agreements may not lead to development or commercialization of therapeutic candidates in the most efficient manner or at all.
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

For example, we will have limited influence and control over the development and commercialization activities of Vertex in the development and commercialization of VX-670 or certain other product candidates. On May 6, 2024, Vertex announced that its IND for the Phase 1/2 clinical trial of VX-670 in people with DM1 had been cleared, as had the CTAs in Canada, the UK and the EU, and the CTN in Australia. In November 2024, Vertex announced completion of the single ascending dose (“SAD”) portion of the global Phase 1/2 clinical trial for VX-670 in people with DM1. In addition, Vertex announced that it has initiated the MAD portion of the Phase 1/2 study, in which both the safety and efficacy of VX-670 will be evaluated. Vertex’s development and commercialization activities may adversely impact our own efforts. Failure by Vertex to meet its obligations under the Vertex Agreement, to apply sufficient efforts at developing and commercializing collaboration products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations. In addition, to the extent we rely on Vertex to commercialize any products upon obtaining regulatory approval, we may receive less revenues than if we commercialized these products ourselves, which could materially harm our prospects.
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

The regulations that govern regulatory approvals, pricing and reimbursement for new products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a therapeutic candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the therapeutic candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the therapeutic candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more therapeutic candidates, even if our therapeutic candidates obtain marketing approval. For more information, see “Business — Coverage, Pricing and Reimbursement” in this Annual Report.
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
In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (“HHS”). CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of these or other products that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our therapeutics will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our therapeutics. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Factors payors consider in determining reimbursement are based on whether the product is:
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
Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any therapeutic candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price (“ASP”) and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.
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

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. (“PTC”). In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are phosphorodiamidate morpholino oligomers (“PMOs”) approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc. (“Sarepta”), and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. (“Nippon”). Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Sarepta with SRP -5051, a peptide-linked PMO currently being evaluated following a Phase 2 clinical trial for patients amenable to exon 51 skipping along with additional exons in preclinical development, Nippon, which is in a Phase 2 clinical trial for patients amenable to exon 44 skipping in Japan and is enrolling a global Phase 2 trial, PTC with ataluren, a small molecule targeting nonsense mutations, which is resubmitting for approval in the United States in 2024 after a prior rejection, Avidity Biosciences, Inc. (“Avidity”), which announced the preliminary exon skipping and dystrophin data from its ongoing Phase 2/3 clinical trial with antibody oligonucleotide conjugates for exon 44 (AOC-1044), and has similar programs for patients amenable to exon 45, and exon 51 skipping in preclinical development, Wave Life Sciences Ltd., which recently announced initial data for WVE-N531, a clinical candidate that is designed to target exon 53 within the dystrophin gene, Dyne Therapeutics, Inc. (“Dyne”), which is pursuing antibody fragment-oligonucleotide conjugates for exons 44, 45, 51 (clinical candidate DYNE-251 recently announced data), and 53, PepGen, Inc. with PGN-EDO51, a clinical candidate designed to address exon 51, along with discovery programs targeting exons 53, 44, and 45, and BioMarin Pharmaceutical Inc., which recently announced a Phase 1/2 dose escalation trial for BMN 351, an antisense oligonucleotide therapy for exon 51. In addition, several companies are developing gene therapies to treat DMD, including Pfizer Inc. (PF-06939926), Sarepta (SRP-9001; delandistrogene moxeparvovec-rokl approved for patients with a confirmed mutation that are at least 4 years of age), Solid Biosciences Inc. (SGT-003), and REGENXBIO (RGX-202). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms for the treatment of DMD.

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
As of February 20, 2025, we had 183 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.
Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, our partnered candidate VX-670 or any future therapeutic candidates. We cannot assure our stockholders that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we or our partners may not be able to obtain marketing approval of ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, VX-670 or any future therapeutic candidates or otherwise advance our business. We cannot assure our stockholders that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.
If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, our partnered candidate VX-670, our other development portfolio therapeutic candidates or any future therapeutic candidates and, accordingly, may not achieve our research, development and commercialization goals.
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

For example, the Patient Protection and Affordable Care Act (“ACA”) was passed in 2010 and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. In addition, U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes.
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

Other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. Subsequent legislation extended the 2% payment reduction which remains in effect through 2031. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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
The Inflation Reduction Act of 2022 (the “IRA”) includes several provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA's Medicare drug price negotiation program. The effect of the IRA on our business and the healthcare industry in general is not yet known.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At a federal level, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans.” President Trump may issue new executive orders designed to impact drug pricing, and/or rescind or modify the previous administration’s efforts to address drug costs. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.
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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our therapeutics. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our therapeutic candidates, if any, may be. It is also possible that additional governmental action is taken in response to pandemics or global health crises. For more information, see the section entitled “Business — Healthcare Reform” in this Annual Report.
Cybersecurity incidents, data breaches, loss or leakage of data and other disruptions or failures of our internal information technology systems, or those of our third-party CROs or other vendors, contractors or consultants could result in the disruption of our development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.
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

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as data breaches or cybersecurity incidents from inadvertent or intentional actions by our employees, third-party CROs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering (including phishing attacks) and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party CROs, vendors and other contractors and consultants, or lead to data leakage. The risk of a cybersecurity incident, data breach, or other disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption, data breach, or cybersecurity incident were to result in a loss of, or damage to, our data or applications, or those of our third-party CROs, vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, our partnered candidate VX-670 or any future therapeutic candidates could be delayed. The costs related to significant cybersecurity incidents, data breaches, or other disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the information technology systems of our third-party CROs, vendors and other contractors and consultants become subject to disruptions, data breaches, or cybersecurity incidents, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Further, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts will be sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations.

Significant breakdowns, data leakages, data breaches, cybersecurity incidents in our systems, or those of our third-party CROs, vendors and other contractors and consultants, or other disruptions may have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our therapeutic candidates could be delayed. In addition, the loss of clinical trial data for ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, our partnered candidate VX-670 or any other therapeutic candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, vendors and other contractors and consultants, data breaches, or cybersecurity incidents could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state cybersecurity incident notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
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
•the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
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
Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the EU General Data Protection Regulation (which became effective on May 25, 2018) (“EU GDPR”) and the UK General Data Protection Regulation (which became effective following UK withdrawal from the EU as of January 2021) (“UK GDPR)” also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, defending against any such actions can be costly and time-consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected. For more information, see the section “Business—Healthcare Law and Regulation” in this Annual Report.
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
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future. For example, under Section 174 of the Internal Revenue Code of 1986, as amended (the “Code”), in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.
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
Under current law, unused U.S. federal net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, both our current and our future unused U.S. federal net operating losses and tax credits may be subject to limitation under Sections 382 and 383 of the Code, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period. We have determined that such ownership changes have occurred in the past, and we may experience additional ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Our net operating losses and tax credits may also be impaired or restricted under state law. As of December 31, 2024, we had U.S. federal net operating loss carryforwards of approximately $4.2 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.
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

We are creating a new category of potential therapeutics based on EEV peptides to improve the lives of patients. We have designed our strategy and operations to realize the full potential value and impact of EEV peptides over a long time horizon across a broad array of human diseases. We have made investments in our platform, infrastructure, and clinical capabilities that have enabled us to establish a development portfolio of several programs in development. As our therapeutic candidates and discovery programs progress, we or others may determine: that certain of our risk allocation decisions were incorrect or insufficient; that we made platform level technology mistakes; that individual programs or our EEV science in general has technology or biology risks that were unknown or underappreciated; that our choices on how to develop our infrastructure to support our scale will result in an inability to manufacture our therapeutics for clinical trials or otherwise impair our manufacturing; or that we have allocated resources in such a way that large investments are not recovered and capital allocation is not subject to rapid re-direction. All of these risks may relate to our current and future programs sharing similar science (including EEV science) and infrastructure, and in the event material decisions in any of these areas turn out to have been incorrect or under-optimized, we may experience a material adverse impact on our business and ability to fund our operations and we may never realize what we believe is the potential of EEV peptides.
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
The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.
In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U.S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office (“USPTO”) or in other jurisdictions, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or other similar proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our therapeutic programs and other proprietary technologies we may develop and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.
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

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our therapeutic programs, eventual therapeutic candidates, and proprietary technologies. For example, we rely on a license from Ohio State Innovation Foundation (“OSIF”), an affiliate of The Ohio State University (“OSU”) to certain patent rights and know-how of OSU. Our license agreement with OSIF imposes, and we expect that any future license agreement will impose, specified diligence, milestone payments, royalty payments, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. These milestone payments, and other payments associated with the license, will make it less profitable for us to develop and potentially commercialize our therapeutic candidate. If this agreement is terminated, we could lose intellectual property rights that may be important to our business, potentially be liable for damages to the licensor or potentially be prevented from developing and commercializing our therapeutic candidate. Termination of the agreement or reduction or elimination of our rights under the agreement may also potentially result in us being required to negotiate a new or reinstated agreement with less favorable terms, and it is possible that we may be unable to obtain any such additional license at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to spend significant time and resources to redesign our therapeutic candidate or the method for manufacturing it or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. For more information on the terms of the license agreement with OSIF, see “Business—Intellectual property— License agreement with The Ohio State University” and Note 10, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report.
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
Many jurisdictions have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many jurisdictions limit the enforceability of patents against government agencies or government contractors. In these jurisdictions, the patent owner may have limited remedies, which could materially diminish the value of such patents. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. Patent protection must ultimately be sought on a country-by-

country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.
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
Changes in either the patent laws or interpretation of patent laws in the United States and worldwide, including patent reform legislation such as the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), could increase the uncertainties and costs surrounding the prosecution of any owned or in-licensed patent applications and the maintenance, enforcement or defense of any current in-licensed issued patents and issued patents we may own or in-license in the future. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our in-licensed issued patents and issued patents we may own or in-license in the future, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our therapeutic candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
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
In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state cybersecurity incident notification laws and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. By way of example, at the federal level, HIPAA imposes privacy and security requirements and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations. Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (“FTCA”), 15 U.S.C § 45(a). The Federal Trade Commission expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, and imposing special rules on the collection of consumer data from minors. The CCPA also provided for civil penalties for violations of the act, as well as a private right of action for data breaches, which is expected to increase the risk of future data breach litigation.
Further, a ballot initiative, the California Privacy Rights Act (“CPRA”), was passed by California voters on November 3, 2020 and as of January 1, 2023 has imposed additional obligations on companies covered by the legislation. The CPRA significantly modified the CCPA, including by creating additional obligations with respect to the processing and storing of personal information and by expanding consumers' rights with respect to certain sensitive information.

The CCPA and CPRA mark the beginning of a trend toward more stringent privacy legislation in the U.S.Similar laws have been passed in numerous other states. Other states have proposed new privacy laws which, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. While these comprehensive consumer state privacy laws incorporate many similar concepts as the CCPA, there are also several key differences in the scope, application, and enforcement of these laws that will change the operational practices of regulated businesses. These comprehensive privacy laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

Furthermore, in addition to comprehensive privacy laws, certain states have enacted laws which focus on certain specific types of information. For example, Washington’s My Health My Data Act, which became effective on March 31, 2024, regulates the collection and sharing of health information and has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data.

Further, a small number of states have passed laws that regulate biometric information. The existence of these laws as well as comprehensive privacy laws in different states in the country make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. State laws are changing rapidly and there have been discussions in the U.S. Congress of a new comprehensive federal data privacy law to which we could become subject, if enacted.
We will be subject to the data protection laws of the EU and UK in relation to personal data we collect from these territories. These laws impose additional obligations and risk upon our business, including substantial expenses and changes to business operations that are required to comply with these laws. The withdrawal of the UK from the EU (Brexit) and the subsequent separation of the data protection regimes of these territories means we are required to comply with separate data protection laws in the EU and UK which may lead to additional compliance costs and could increase our overall risk. The collection, use, storage, disclosure, transfer, and other processing of personal data in the EU is governed by the provisions of the EU GDPR. Following the withdrawal of the UK from the EU, the EU GDPR ceased to apply in the UK. As of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the EU GDPR into UK law along with the UK GDPR together with the EU GDPR, referred to as the GDPR. Failure to comply with the GDPR, and Member Sates' national data protection laws which may apply to the personal data we collect from the European Economic Area (“EEA”) or UK, may result in fines and other administrative penalties, including monetary penalties of up to €20/£17.5 million or 4% of worldwide revenue (whichever is higher). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
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
The GDPR imposes strict rules on the transfer of personal data out of the EEA/UK to countries not regarded by the European Commission and the UK government as providing adequate protection, or third countries, including the United States. These transfers are prohibited unless an appropriate safeguard specified by data protection laws is implemented, such as the Standard Contractual Clauses (“SCCs”), approved by the European Commission, or a derogation applies. Transfers made pursuant to the SCCs need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred data. If the standard is not met, businesses will be required to adopt supplementary measures. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework (“Framework”), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. The UK is not subject to the European Commission’s SCCs but the UK Information Commissioner’s Office has published the UK’s own transfer mechanisms for personal data originating from the UK (the International Data Transfer Agreement and International Data Transfer Addendum (each an “IDTA”)), which have been in force since March 21, 2022. The IDTA requires the same case-by-case risk assessment of the transfer. In addition, there has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA/UK personal data is located and which service providers we can utilize for the processing of EEA/UK personal data, particularly as the enforcement around GDPR international transfer compliance obligations is currently unclear. The above transfer requirements and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position.
Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection.

The UK Government introduced the Data Protection and Digital Information Bill which failed in the UK legislative process. A new Data (Use and Access) Bill (“UK Bill”) has been introduced into parliament. If passed, the final version of the UK Bill will have the effect of further altering the similarities between the UK and EU data protection regime. This may lead to additional compliance costs and could increase our overall risk.

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

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024, with most provisions becoming effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines. Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. If we develop or use AI systems that are governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain artificial intelligence technology can give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools.

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
•general economic, political, industry and market conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, tariffs (including tariffs that have been or may in the future be imposed by the United States or other countries), sanctions, trade protection measures or other trade barriers (including further legislation or actions taken by the United States or other countries that restrict trade), social, political and economic risks and acts of war (such as the ongoing conflict between Russia and Ukraine and the conflict in the Middle East) or terrorism; and
•other events or factors, many of which are beyond our control.
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
Increased attention to, and evolving expectations for, environmental, climate change, social, and governance (“ESG”) initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.
Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Investor advocacy groups, certain institutional investors, investment funds, and other influential investors have increasingly focused on ESG practices and have placed increasing importance on the non-financial impacts of their investments. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.
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
Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. In addition, in recent years “anti-ESG” sentiment has gained momentum across the United States, with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the President having recently issued an executive order opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm. Therefore, to the extent we take actions that are seen as positive to some investors, other investors may take issue with such actions or face regulatory pressure to refrain from investing in, or divest from, our business. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, which may adversely impact our operations.
In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has issued rules that require companies to provide significantly expanded climate-related disclosures in their periodic reporting. The new climate disclosure rules were the subject of multiple legal challenges, and the SEC voluntarily stayed the climate disclosure rules pending the completion of judicial review. Therefore, it is unknown whether the new rules will go into effect and if they do, whether there will be significant changes. If the new rules go into effect and are not substantially different than the rules adopted by the SEC, we may be required to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. Even if the SEC rules are not adopted, states or ex-U.S. jurisdictions in which we currently or may in the future operate may also have or adopt ESG or climate-related disclosure rules requiring similar or broader disclosure obligations. These and other changes in stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, our business partners may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. For example, inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our business could also be impacted by volatility caused by geopolitical events, such as the ongoing conflicts in Ukraine and the Middle East. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse event on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. For example, there has been proposed U.S. legislation that may restrict the ability of U.S. biopharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We continue to assess the legislation as it develops to determine whether it could have an effect on our contractual relationships. Also, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. To the extent that our profitability and strategies are negatively affected by downturns or volatility in general economic conditions, our business and results of operations may be materially adversely affected.
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
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 73% of our outstanding voting stock as of December 31, 2024. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
Pursuant to our 2021 Stock Option and Incentive Plan (the “2021 Plan”), our management is authorized to grant stock options to our employees, directors and consultants. If the number of shares reserved under our 2021 Plan is increased pursuant to the terms of the 2021 Plan, our stockholders may experience additional dilution, which could cause our stock price to fall.
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
We are an “emerging growth company”, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:
•being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in our periodic reports;
•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”);
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
Our Fourth Amended and Restated Certificate of Incorporation, as amended (“Charter”), and our Amended and Restated Bylaws (“Bylaws”) contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include, among other things:
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
In addition, Section 203 of the General Corporation Law of the State of Delaware (“DGCL”) prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.
Any provision of our Charter , our Bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.
Our Bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our Bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of, or a claim based on, fiduciary duty owed by any of our current or former directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein (“Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the sole and exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act (“Federal Forum Provision”). In addition, our Bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
The Delaware Forum Provision and the Federal Forum Provision in our Bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, the forum selection clauses in our Bylaws may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the U.S. may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
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
Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on March 14, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.
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

Effective December 31, 2024, we no longer qualify as a "smaller reporting company" and, commencing with our Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2025, we may no longer take advantage of reduced disclosure and reporting requirements applicable to smaller reporting companies.

Based on the market value of our common stock held by our non-affiliates as of the last business day of the fiscal quarter ended June 30, 2024, we no longer qualify as a “smaller reporting company” as defined in the Exchange Act, effective December 31, 2024. Therefore, beginning with our Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2025, we will no longer be eligible to rely on the reduced disclosure and reporting requirements applicable to smaller reporting companies. Any failure to comply with the increased disclosure and reporting requirements could have an adverse effect on our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
As part of our overall risk management process, we have established a cybersecurity risk management program for assessing, identifying, and managing risks from cybersecurity threats. Our cybersecurity risk management program is informed by recognized industry standards and frameworks and incorporates elements of the same, including elements of the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and the Federal Information Processing Standards (“FIPS”) Publication.

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
Governance
One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors has delegated this cybersecurity risk management oversight function to our audit committee. Under the purview of our audit committee, our President and Chief Operating Officer, General Counsel, and Chief Financial Officer (“CFO”) (collectively, the “Risk and Compliance Committee”) are primarily responsible for assessing, managing and mitigating our critical risks from cybersecurity threats. Our Head of Information Technology (“IT”), who reports directly to our CFO, has primary responsibility for the day-to-day management of our cybersecurity risk management program. The individual currently operating as our Head of IT possesses approximately 20 years of experience with information technology and cybersecurity risk management programs. Our Head of IT’s responsibilities, with support from our internal IT team and external IT consultants, include assessing, monitoring, and managing our cybersecurity risks.

Our Head of IT periodically reports to our CFO on matters relating to our overall cybersecurity risk management program and, in the event of a cybersecurity incident, reports directly to our entire Risk and Compliance Committee. The CFO reports on the cybersecurity risk management program to the other members of our Risk and Compliance Committee and, alongside our General Counsel, provides quarterly cybersecurity risk management briefings to the audit committee, including discussion of cybersecurity risks, that include any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and other matters relevant to our overall cybersecurity risk management. Our audit committee provides quarterly updates, as appropriate, on the cybersecurity risk management program, to our full board of directors.
Item 2. Properties
Our corporate headquarters are located in Boston, Massachusetts, where we lease a facility containing approximately 81,229 square feet of office, research and development and laboratory space. The lease expires in February 2033, subject to an option to extend the lease for five additional years.
We also continue to lease approximately 23,189 square feet of space at 6 Tide Street in Boston, Massachusetts, our previous headquarters. The lease expires in November 2025, subject to an option to extend the lease for three additional years.
We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings
From time to time, claims are made against the Company in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties, and unfavorable outcomes could occur. In the opinion of management, the resolution of these matters, if any, will not have a material adverse impact on the Company’s financial position or results of operations.

On February 7, 2025, OSIF filed a complaint in the United States District Court for the Southern District of Ohio against us, alleging claims for breach of contract related to the License Agreement, by and between us and OSIF, dated as of December 14, 2018, as amended. The dispute concerns our payment of sublicensing fees to OSIF arising from the Sublicense Agreement. The complaint seeks compensatory damages, pre-judgment and post-judgment interest, and attorneys' fees and costs, as well as an order for specific performance. We dispute OSIF’s claims and intend to vigorously defend against the claims. We and OSIF are in discussions concerning mediation of their disputes and, pending agreement on mediation procedures, plan to ask the Court to stay or extend deadlines in the litigation pending the parties’ mediation.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has traded on the Nasdaq Global Market under the symbol “TRDA” since October 29, 2021. Prior to that date, there was no public trading market for our common stock.
Holders of Our Common Stock
As of February 20, 2025, there were approximately 20 stockholders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Use of Proceeds from Initial Public Offering of Common Stock
In November 2021, the Company completed its initial public offering (“IPO”) in which the Company issued and sold 10,436,250 shares of its common stock, including 1,361,250 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $20.00 per share. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-260160), which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 28, 2021. Goldman Sachs & Co. LLC, Cowen and Company, LLC and Evercore Group L.L.C. acted as joint book-running managers for the offering.
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
Overview
We are a clinical-stage biopharmaceutical company aiming to transform the lives of patients by establishing a new class of medicines which engage intracellular targets that have long been considered inaccessible. We enter 2025 with significant momentum, including the planned initiation of our next clinical trial of ENTR-601-44, regulatory submissions under review for ENTR-601-45, and the ongoing progress of our VX-670 partnership with Vertex Pharmaceuticals Incorporated (“Vertex”). We plan to have four clinical programs in patients ongoing by the end of 2025, marking a new phase in the Company’s growth. This regulatory progress follows positive preliminary data in healthy volunteers from a Phase 1 clinical trial, ENTR-601-44-101, reported in 2024.

Key business updates include:

•In 2024, we submitted regulatory applications to initiate global Phase 1/2 MAD clinical studies in patients for ENTR-601-44 in the United States, United Kingdom and Europe. We have also submitted regulatory applications to initiate a Phase 1/2 MAD clinical study of ENTR-601-45 in the United Kingdom and Europe for patients living with DMD who are amenable to exon 45 skipping.
•On February 3, 2025, we announced the receipt of authorization from the United Kingdom’s Medicines and Healthcare Products Regulatory Agency (“MHRA”) and Research Ethics Committee for its Clinical Trial of an Investigational Medicinal Product to initiate ELEVATE-44-201, a Phase 1/2 multiple ascending dose (“MAD”) clinical study of ENTR-601-44 for the potential treatment of Duchenne muscular dystrophy (“Duchenne” or “DMD”) in patients with a confirmed mutation in the DMD gene amenable to exon 44 skipping. We are on track to initiate ELEVATE-44-201 in the United Kingdom in the second quarter of 2025.
•On February 24, 2025, we announced that the United States Food and Drug Administration (“FDA”) had lifted the clinical hold on the Investigational New Drug application (“IND”) for ENTR-601-44, and we received authorization to initiate ELEVATE-44-102, a Phase 1b MAD clinical study of ENTR-601-44 in adult DMD patients. The Company plans to initiate study enrollment in the first half of 2026.
•Based on the positive preclinical data, we are on track to submit regulatory applications to initiate a clinical trial of our third Duchenne product candidate, ENTR-601-50, in patients who are exon 50 skipping amenable, in the fourth quarter of 2025.
•In 2024, we selected ENTR-601-51 as our clinical candidate for our exon 51 program in patients who are exon 51 skipping amenable, and expect to submit global regulatory filings in 2026.
•Our Vertex partnered candidate, VX-670, is in an ongoing global Phase 1/2 clinical trial, and in November 2024, Vertex announced completion of the Phase 1 SAD portion of the study and initiation of the Phase 2 MAD portion to evaluate both safety and efficacy.
•We have also generated positive preclinical data from programs outside of our neuromuscular franchise, which include new moieties, and expect to share our first clinical candidate in ocular disease later in 2025.

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
Since inception, we have incurred significant net losses. As of December 31, 2024, we had an accumulated deficit of $129.3 million. We expect to generate operating losses and negative operating cash flows for the foreseeable future as we advance our platform and EEV therapeutic candidates. We will not generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more therapeutic candidates, if ever. If we obtain regulatory approval for any therapeutic candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.
Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy, as we advance therapeutic candidates through preclinical and, if successful, into clinical development, seek regulatory approval, prepare for and, if any therapeutic candidates are approved, proceed to commercialization and operate as a public company. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions.
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
As of December 31, 2024, we had cash, cash equivalents and marketable securities of $420.0 million. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of December 31, 2024 will be sufficient to fund our operations into the second quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
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
•expenses incurred in connection with our research programs and development of our therapeutic candidates and research programs, including under agreements with third parties, such as consultants, contractors and CROs to conduct preclinical studies and clinical trials;
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
Our research and development costs are primarily devoted to supporting our neuromuscular program development and platform discovery efforts. Our direct external research and development expenses consist primarily of fees paid to outside consultants, CROs, CMOs and research laboratories in connection with our process development, manufacturing and clinical development activities. Our direct external research and development expenses also include fees incurred under license and intellectual property purchase agreements. We track these external research and development costs on a program-by-program basis as we identify specific programs and product candidates to advance into clinical development.
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
Income Taxes
The Company recorded income tax expense of $0.9 million for the year ended December 31, 2024 and income tax expense of $18.7 million for the year ended December 31, 2023. The income tax expense recorded for the year ended

December 31, 2024 was driven largely by the current tax liability associated with the $75.0 million payment for the achievement of the clinical advancement milestone for VX-670 and $1.7 million in related interest owed to taxing authorities pursuant to Section 453A. The income tax expense recorded for the year ended December 31, 2023 was driven largely by the current tax liability associated with the tax recognition of the upfront payment received pursuant to the Vertex Agreement and the capitalization of research and development expenses under Section 174. For both periods, a significant portion of the taxable income related to the collaboration payments was offset by current year expenses and prior year accumulated losses. For additional details about the current year tax provision, refer to Note 9, Income Taxes, to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.
As of December 31, 2024, we had federal net operating loss carryforwards of $4.2 million, which may be available to offset future taxable income. None of our federal net operating loss carryforwards will expire, but all are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2024, we had state net operating loss carryforwards of $6.0 million, which may be available to offset future taxable income and expire at various dates beginning in 2036. As of December 31, 2024, we also had federal and state research and development tax credit carryforwards of $3.4 million and $1.5 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2039 and 2035, respectively.
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
Revenue Recognition
Substantially all of our revenue to date has been generated from the Vertex Agreement. We account for revenue pursuant to ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606"). For additional details regarding our associated accounting policies of ASC 606, refer to Notes 2, Summary of Significant Accounting Policies, and 12, Collaboration and License Agreements, to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
Research and Development Expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically corroborate the accuracy of these estimates with the service providers and make adjustments, as necessary. Examples of estimated accrued research and development expenses include those related to fees paid to:
•vendors in connection with discovery and preclinical development activities;
•CROs in connection with the ELEVATE clinical studies; and
•third-party manufacturers in connection with the development and scale up activities and the production of materials.
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
Stock-Based Compensation
We account for all stock-based compensation awards granted as stock-based compensation expense at fair value in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (ASC 718). Our stock-based payments include stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”). We estimate the fair value of stock options granted using the Black-Scholes option-pricing model (“Black-Scholes”) for stock option grants to both employees and non-employees. The fair value of the Company’s common stock is used to determine the fair value of RSUs and PSUs. The Company’s stock-based compensation awards are subject to service-based vesting conditions. Compensation expense related to stock option awards and RSUs awards with only service-based vesting is recognized over the requisite service period, which is generally the vesting period, on a straight-line basis. For PSUs, which also contain performance based vesting criteria, we recognize stock-based compensation expense over the requisite service period using the accelerated attribution method once achievement is probable. Stock-based compensation expense is classified in the accompanying consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected share price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. Prior to our IPO, there was no public market for our common stock, and consequently, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering third-party valuations of our common stock as well as our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (“Practice Aid”). The Practice Aid identifies various available methods for allocating the enterprise value across classes of series of capital stock in determining the fair value of our common stock at each valuation date. Since our IPO, we have determined the fair market value of our common stock using the closing price of our common stock as reported on the Nasdaq Global Market on the date of grant.
Recently Issued Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included elsewhere in this Annual Report for a description of recent accounting pronouncements applicable to our business.
Results of Operations
Comparison of the years ended December 31, 2024 and 2023

	Year ended December 31,
(in thousands)	2024	2023	Change
Collaboration revenue	$210,782	$129,013	$81,769
Operating expenses:
Research and development	125,306	99,884	25,422
General and administrative	38,465	32,291	6,174
Total operating expenses	163,771	132,175	31,596
Income (loss) from operations	47,011	(3,162)	50,173
Other income:
Interest and other income	19,474	15,218	4,256
Total other income	19,474	15,218	4,256
Income before provision for income taxes	$66,485	$12,056	$54,429
Provision for income taxes	(859)	(18,741)	17,882
Net income (loss)	$65,626	$(6,685)	$72,311
Research and Development Expenses

	Year ended December 31,
(in thousands)	2024	2023	Change
Direct research and development expenses
ENTR-601-44	$13,109	$10,043	$3,066
ENTR-601-45	8,584	9,782	(1,198)
ENTR-601-50	10,851	3,016	7,835
ENTR-601-51	1,345	1,531	(186)
Collaboration services	12,074	11,970	104
Other preclinical and discovery	7,926	6,712	1,214
Unallocated research and development expenses
Personnel related (including stock-based compensation)	41,762	31,250	10,512
Facility related and other	29,655	25,580	4,075
Total research and development expenses	$125,306	$99,884	$25,422
Research and development expenses were $125.3 million for the year ended December 31, 2024, compared to $99.9 million for the year ended December 31, 2023. The increase of $25.4 million in research and development expenses was primarily attributable to:
•an increase of $10.8 million in direct research and development costs primarily driven by additional activities performed to advance our DMD programs and discovery work for future product candidates;

•an increase of 10.5 million in personnel related costs driven by increased headcount in our research and development function, inclusive of stock-based compensation expense of $7.8 million and $6.2 million for the years ended December 31, 2024 and 2023, respectively; and
•an increase of $4.1 million in facility related and other costs to support our expanding operations.
We expect that our research and development expenses will increase as we advance ENTR-601-44 and ENTR-601-45 through clinical trials, progress ENTR-601-50 and ENTR-601-51 through preclinical development and into clinical trials, and continue to perform discovery work for future product candidates.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2024 were $38.5 million, compared to $32.3 million for the year ended December 31, 2023. The increase of $6.2 million was primarily attributable to the following:
•a $5.9 million increase in personnel-related costs, primarily as a result of the increase in headcount in our general and administrative function, inclusive of stock-based compensation expense of $10.1 million and $6.9 million for the years ended December 31, 2024 and 2023, respectively.
Interest and Other Income
Total interest and other income was $19.5 million for the year ended December 31, 2024, compared to $15.2 million of interest and other income for the year ended December 31, 2023. This increase is primarily driven by higher interest rates and larger investments in debt securities.
Provision for Income Taxes
The Company recorded income tax expense of $0.9 million for the year ended December 31, 2024 and income tax expense of $18.7 million for the year ended December 31, 2023. The income tax expense recorded for the year ended December 31, 2024 was driven largely by the current tax liability associated with the $75.0 million payment for the achievement of the clinical advancement milestone for VX-670 and $1.7 million in related interest owed to taxing authorities pursuant to Section 453A. The income tax expense recorded for the year ended December 31, 2023 was driven largely by the current tax liability associated with the tax recognition of the upfront payment received pursuant to the Vertex Agreement and the capitalization of research and development expenses under Section 174. For both periods, a significant portion of the taxable income related to the collaboration payments was offset by current year expenses and prior year accumulated losses.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2016, we have incurred significant operating losses. As of December 31, 2024 and 2023, we had an accumulated deficit of $129.3 million and $195.0 million, respectively. We expect to generate operating losses and negative operating cash flows for the foreseeable future as we advance our platform and EEV therapeutic candidates. Since our inception, we have raised over $850.0 million of gross proceeds from sales of stock to leading biotechnology investors and from the Vertex Agreement. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $420.0 million.
In September 2023, we entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”) under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $150.0 million, in a series of one or more ATM equity offerings (the “2023 ATM Program”). Cowen is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the Sales Agreement, shares will be sold pursuant to our shelf registration statement on Form S-3 (File No. 333-268099) filed with the SEC on November 1, 2022, including the base prospectus contained therein, as declared effective by the SEC on November 7, 2022. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. As of December 31, 2024, we have not sold any shares of common stock under the ATM program.

In June 2024, we entered into a securities purchase agreement with a limited number of investors relating to a registered direct offering (the “June 2024 Offering”) of 3,367,003 shares of our common stock at a purchase price of $14.85 per share and, in lieu of common stock to certain investors who so chose, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 3,367,003 shares of our common stock at a purchase price of $14.8499 per Pre-Funded Warrant, which represents the price per share at which the shares of common stock were sold to the investors in the June 2024 Offering, minus $0.0001, which is the exercise price of each Pre-Funded Warrant. The June 2024 Offering was made pursuant to the shelf registration statement on Form S-3 (File No. 333-268099) previously filed with the SEC on November 1, 2022 and declared effective by the SEC on November 7, 2022. The aggregate net proceeds from the sale of common stock and Pre-Funded Warrants in the June 2024 Offering were approximately $99.6 million, after deducting offering expenses payable by us. We will receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(41,557)	$139,803
Net cash used in investing activities	(27,798)	(138,395)
Net cash provided by financing activities	102,964	21,037
Net increase in cash, cash equivalents and restricted cash	$33,609	$22,445
Operating Activities
For the year ended December 31, 2024, net cash used in operating activities was $41.6 million, and was driven by our net income of $65.6 million, net cash used in changes in our operating assets and liabilities of $118.9 million, adjustments for non-cash expenses relating to stock-based compensation expense of $17.9 million and depreciation expense of $3.8 million, and adjustments for non-cash income relating to accretion of premiums and discounts on marketable securities of $10.0 million.
For the year ended December 31, 2023, net cash provided by operating activities was $139.8 million, and was driven by our net loss of $6.7 million, net cash provided by changes in our operating assets and liabilities of $136.3 million, adjustments for non-cash expenses relating to stock-based compensation expense of $13.1 million and depreciation expense of $2.8 million, and adjustments for non-cash income related to net amortization of premiums and discounts of $5.7 million on marketable securities.
Investing Activities
Net cash used in investing activities was $27.8 million for the year ended December 31, 2024, and was driven by $437.7 million in purchases of marketable securities and $3.2 million in purchases of property and equipment, which were partially offset by $413.1 million from the maturities of marketable securities.
Net cash used in investing activities was $138.4 million for the year ended December 31, 2023, and was driven by $407.2 million in purchases of marketable securities and $5.6 million from purchases of property and equipment,, which were partially offset by $274.4 million from the maturities of marketable securities.
Financing Activities
Net cash provided by financing activities was $103.0 million for the year ended December 31, 2024, consisting of $99.6 million in net proceeds from sales of our common stock and pre-funded warrants, $2.8 million proceeds from stock option exercises and $0.6 million from the issuance of common stock under our 2021 Employee Stock Purchase Plan (the “ESPP”).
Net cash provided by financing activities was $21.0 million for the year ended December 31, 2023, consisting of $19.4 million in net proceeds from sales of our common stock in connection with the Vertex Agreement, $1.2 million of proceeds from stock option exercises and $0.4 million from the issuance of common stock under the ESPP.

Funding Requirements
We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. In addition, we expect to incur additional costs associated with operating as a public company. Our operating expenses and future funding requirements are expected to increase substantially as we continue to advance our portfolio of programs. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of December 31, 2024 will be sufficient to fund our operations into the second quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Contractual Obligations and Commitments
Lease Commitments
IDB Lease

We have a noncancellable operating lease of approximately 81,229 square feet of office and laboratory space at One Design Center Place in Boston, Massachusetts ("IDB Lease"). The term of the IDB lease is approximately 10 years and commenced in February 2023. The initial fixed rental rate is $0.5 million per month, which is for a 12 month period during which the base rent is payable for 65,000 square feet, and will increase 3% per annum thereafter for the entire 81,229 square feet leased.

IDB Sublease

The Company subleases a portion of the office and laboratory space leased under the IDB Lease to a third-party. The term of the sublease commenced in April 2023. The sublease term is 3 years. The initial fixed rental rate is approximately $0.2 million per month and will increase 3% per annum thereafter.

6 Tide Street Lease

We have a noncancellable operating lease of 23,189 square feet of office and laboratory space at 6 Tide Street in Boston, Massachusetts. The term for the lease will end on November 30, 2025. The fixed rental rate is $0.4 million per month for the remainder of the lease term.

For additional information about our lease commitments, see Note 11, Leases, to our consolidated financial statements included elsewhere in this Annual Report.

License Agreements

We have also entered into a license agreement (“OSIF License Agreement”) with Ohio State Innovation Foundation (“OSIF”), an affiliate of The Ohio State University (“OSU”), under which we are obligated to make specific milestone and royalty payments. The payment obligations under this agreement are contingent upon future events, such as our achievement of specified development, regulatory and commercial milestones, or generating product sales. For additional information about our OSIF License Agreement and amounts that could become payable in the future under such agreements, see “Business—Intellectual property— License agreement with The Ohio State University” and Note 10, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report.

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

Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company”, or “EGC”, under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of delayed adoption of new or revised accounting standards and, therefore, we will be subject to the same requirements to adopt new or revised accounting standards as private entities.
As an EGC, we may, and intend to, take advantage of certain exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC:
•we may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•we may avail ourselves of the exemption from providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);
•we may avail ourselves of the exemption from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis;
•we may provide reduced disclosure about our executive compensation arrangements; and
•we may not require nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments.
We will remain an EGC until the earliest to occur of (i) the last day of the fiscal year following the fifth anniversary of the completion of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous rolling three-year period or (iv) the date on which we are deemed to be a large accelerated filer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Based on the market value of our common stock held by our non-affiliates as of the last business day of the fiscal quarter ended June 30, 2024, we no longer qualify as a “smaller reporting company” as defined in the Exchange Act, effective December 31, 2024. Therefore, beginning with our Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2025, we will no longer be eligible to rely on the reduced disclosure and reporting requirements applicable to smaller reporting companies, while still applying the scaled disclosure requirements for smaller reporting companies in this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2024, we no longer qualify as a smaller reporting company. However, in accordance with Item 10(f)(2)(i) of Regulation S-K, we are permitted to apply the scaled disclosure requirements for smaller reporting companies in this Annual Report and are not required to provide the information required under this item. We will be transitioning to the disclosure requirements applicable to non-smaller reporting companies beginning with our Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2025.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Entrada Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Entrada Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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

Boston, Massachusetts
February 27, 2025

ENTRADA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$101,211	$67,602
Marketable securities	318,787	284,367
Collaboration receivable	3,680	5,878
Prepaid expenses and other current assets	16,361	11,924
Total current assets	440,039	369,771
Property and equipment, net	10,928	11,191
Restricted cash	3,950	3,950
Right-of-use assets, operating leases	71,120	81,490
Other non-current assets	284	2,790
Total assets	$526,321	$469,192
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,259	$3,277
Accrued expenses and other current liabilities	13,343	11,325
Income taxes payable	667	4,024
Operating lease obligations, current portion	7,559	7,909
Deferred revenue, current portion	13,654	132,261
Total current liabilities	39,482	158,796
Operating lease obligations, net of current portion	51,648	60,321
Deferred revenue, net of current portion	6,513	7,715
Total liabilities	97,643	226,832
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $0.0001; 150,000,000 shares authorized; 37,585,944 shares issued and 37,574,538 shares outstanding as of December 31, 2024 and 33,461,771 shares issued and 33,437,296 shares outstanding as of December 31, 2023	4	3
Additional paid‑in capital	558,061	437,132
Accumulated other comprehensive (loss) income	(43)	195
Accumulated deficit	(129,344)	(194,970)
Total stockholders’ equity	428,678	242,360
Total liabilities and stockholders’ equity	$526,321	$469,192

The accompanying notes are an integral part of these consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Collaboration revenue	$210,782	$129,013
Operating expenses:
Research and development	125,306	99,884
General and administrative	38,465	32,291
Total operating expenses	163,771	132,175
Income (loss) from operations	47,011	(3,162)
Other income:
Interest and other income	19,474	15,218
Total other income	19,474	15,218
Income before provision for income taxes	66,485	12,056
Provision for income taxes	(859)	(18,741)
Net income (loss)	$65,626	$(6,685)
Net income (loss) per share, basic	$1.76	$(0.20)
Net income (loss) per share, diluted	$1.68	$(0.20)
Weighted‑average common shares outstanding, basic	37,306,363	33,050,319
Weighted‑average common shares outstanding, diluted	39,003,169	33,050,319
Other comprehensive loss:
Unrealized (loss) gain on marketable securities, net of tax of $0	(238)	2,252
Total other comprehensive (loss) income	(238)	2,252
Total comprehensive income (loss)	$65,388	$(4,433)
The accompanying notes are an integral part of these consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	31,394,767	$3	$402,893	$(2,057)	$(188,285)	$212,554
Issuance of common stock upon exercise of stock options	214,078	—	1,187	—	—	1,187
Issuance of common stock in connection with the Vertex Agreement	1,618,613	—	19,407	—	—	19,407
Vesting of early exercised options	33,416	—	91	—	—	91
Vesting of restricted stock units	138,361	—	—	—	—	—
Purchase of common stock under the employee stock purchase plan	38,061	—	443	—	—	443
Stock‑based compensation	—	—	13,111	—	—	13,111
Other comprehensive income	—	—	—	2,252	—	2,252
Net loss	—	—	—	—	(6,685)	(6,685)
Balances at December 31, 2023	33,437,296	$3	$437,132	$195	$(194,970)	$242,360
Issuance of common stock upon exercise of stock options	377,669	—	2,782	—	—	2,782
Vesting of early exercised options	13,069	—	51	—	—	51
Vesting of restricted stock units	333,537	—	—	—	—	—
Purchase of common stock under the employee stock purchase plan	45,964	—	574	—	—	574
Issuance of common stock and pre-funded warrants in registered direct offering, net of issuance costs of $392	3,367,003	1	99,607	—	—	99,608
Stock‑based compensation	—	—	17,915	—	—	17,915
Other comprehensive loss	—	—	—	(238)	—	(238)
Net income	—	—	—	—	65,626	65,626
Balances at December 31, 2024	37,574,538	$4	$558,061	$(43)	$(129,344)	$428,678
The accompanying notes are an integral part of these consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net Income (loss)	$65,626	$(6,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,773	2,841
Stock‑based compensation expense	17,915	13,111
Net amortization of premium (accretion of discount) on marketable securities	(10,018)	(5,779)
Changes in operating assets and liabilities:
Collaboration receivable	2,198	(5,878)
Prepaid expenses and other current assets	(4,437)	8,622
Right-of-use assets, operating leases	10,370	11,989
Other non-current assets	2,506	(11,563)
Accounts payable	991	(2,805)
Accrued expenses and other current liabilities	1,708	3,812
Income taxes payable	(3,357)	4,024
Deferred revenue	(119,809)	139,976
Operating lease liabilities	(9,023)	(11,862)
Net cash (used in) provided by operating activities	(41,557)	139,803
Cash flows from investing activities:
Purchases of property and equipment	(3,158)	(5,614)
Purchases of marketable securities	(437,717)	(407,207)
Maturities of marketable securities	413,077	274,426
Net cash used in investing activities	(27,798)	(138,395)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in registered direct offering, net of issuance costs paid	99,608	—
Proceeds from issuance of common stock in connection with the Vertex Agreement	—	19,407
Proceeds from exercise of stock options	2,782	1,187
Proceeds from issuance of common stock under the employee stock purchase plan	574	443
Net cash provided by financing activities	102,964	21,037
Net increase in cash, cash equivalents and restricted cash	33,609	22,445
Cash, cash equivalents and restricted cash at beginning of year	71,552	49,107
Cash, cash equivalents and restricted cash at end of year	$105,161	$71,552
Supplemental cash flow disclosures:
Purchases of property and equipment included in accounts payable and accrued expenses	$560	$208
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$77,584
Right-of-use assets surrendered as part of lease modification	$—	$9,445
Transfer of deposits for equipment from operating to investing cash flows	$—	$617
Vesting of options early exercised subject to repurchase	$51	$91
Cash paid for income taxes	$4,622	$14,717

The accompanying notes are an integral part of these consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2024 and 2023
1. Nature of the Business
Organization
Entrada Therapeutics, Inc. (“Entrada” or the “Company”) is a clinical-stage biopharmaceutical company aiming to transform the lives of patients by establishing a new class of medicines which engage intracellular targets that have long been considered inaccessible. The Company’s Endosomal Escape Vehicle (“EEV™”)-therapeutics are designed to enable the efficient delivery of a wide range of therapeutics into a variety of organs and tissues, resulting in an improved therapeutic index. The Company was incorporated in Delaware on September 22, 2016 and its principal offices are located in Boston, Massachusetts.
Liquidity and Capital Resources
Since its inception, the Company has devoted substantially all of its resources to its research and development efforts relating to its proprietary, highly versatile and modular EEV platform (“EEV Platform”), advancing development of its portfolio of programs and general and administrative support for these operations, including raising capital. The Company is subject to risks and uncertainties common to earlier-stage companies in the biotechnology industry, including, but not limited to, technical risks associated with the successful research, development and manufacturing of therapeutic candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations. Therapeutic candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Since its inception, the Company has incurred significant net losses. As of December 31, 2024, the Company had an accumulated deficit of $129.3 million. To date, the Company has funded its operations primarily through the sale of equity securities and collaboration payments. Other than the recognition of revenue related to collaboration payments, the Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities of $420.0 million as of December 31, 2024 will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months from the date of issuance of these consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its business strategy and may pursue additional cash resources through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing, or other arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed or on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements reflect the operations of the Company and have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
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
Revenue Recognition
Substantially all of the Company's revenue to date has been generated from the Company's Strategic Collaboration and License Agreement with Vertex, which closed in February 2023 and was amended in October 2023 (“Vertex Agreement”), and falls within the scope of ASC Topic 606, “Revenue from Contracts with Customers” ("ASC 606"), under which the Company licensed rights to VX-670 and performs research and development services. The terms of this arrangement include a non-refundable upfront payment, reimbursement for research and development costs; development, regulatory, and commercial milestone payments; and royalties on net sales of licensed products.
Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
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
The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. For contracts within the scope of ASC 606 that contain elements within the scope of a different ASC Topic, the Company excludes the fair value of such elements from the transaction price.
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
The transaction price is allocated to the identified performance obligations in proportion to their standalone selling prices (“SSP”) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations may require significant judgment. In developing the SSP for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.
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

The Company then recognizes the revenue allocated to each performance as (or when) each performance obligation is satisfied, either at a point in time or over time. Any over time recognition is based on the use of an output or input method.
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
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. At December 31, 2024 and 2023 cash and cash equivalents include standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries.
As of December 31, 2024 and 2023, restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities located at One Design Center Place, Boston, Massachusetts. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$101,211	$67,602
Restricted cash	3,950	3,950
Total cash, cash equivalents and restricted cash	$105,161	$71,552
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
Fair Value Measurements
ASC Topic 820, Fair Value Measurement ("ASC 820"), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the assets or liability and are developed based on the best information available under the circumstances. ASC 820 identifies fair value as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.
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
The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2024 and 2023. The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term nature.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2024 and 2023.
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
Contingencies
The Company records liabilities for legal and other contingencies when information available to the Company indicates that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At each reporting period, management evaluates whether or not a potential loss amount, or a potential range of loss meets the requirements for disclosure under ASC 450, Contingencies, including whether a range of loss is reasonably estimable. Legal costs in connection with legal and other contingencies are expensed as costs are incurred. No liabilities for legal and other contingencies were accrued as of December 31, 2024 and 2023.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, contract research organizations (“CROs”), business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.
Common Stock Warrants
The Company’s common stock warrants are evaluated pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The Company classifies its freestanding warrants as (i) liabilities, if the warrant terms allow settlement of the warrant exercise in cash, or (ii) equity, if the warrant terms only allow settlement in shares of common stock. Please refer to Note 7 below for the application to the Company’s pre-funded warrant.
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
Stock-Based Compensation
The Company has granted stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) pursuant to its 2021 Stock Option and Incentive Plan (the “2021 Plan”) and 2016 Stock Incentive Plan (the “2016 Plan”). Grants are awarded to employees and non-employees, including the Company’s board of directors.
The Company accounts for its stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, non-employees and directors, to be recognized as expense in the consolidated statements of operations based on their grant date fair values. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model (“Black-Scholes”) for stock option grants to both employees and non-employees. The fair value of the Company’s common stock is used to determine the fair value of RSUs and PSUs.
The Company’s stock-based compensation awards are subject to service-based vesting conditions. Compensation expense related to stock option awards and RSUs awards with only service-based vesting is recognized over the requisite service period, which is generally the vesting period, on a straight-line basis. For PSUs, which also contain performance-based vesting criteria, the Company recognizes stock-based compensation expense over the requisite service period using the accelerated attribution method once achievement is probable.

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
Prior to the Company’s IPO, there was no public market for its common stock, and consequently, the estimated fair value of its common stock was determined by the board of directors as of the date of each option grant, with input from management, considering third-party valuations of its common stock as well as its board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (“Practice Aid”). The Practice Aid identifies various available methods for allocating the enterprise value across classes of series of capital stock in determining the fair value of the Company’s common stock at each valuation date.
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
Net Income (loss) per Share
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents. The weighted-average common shares outstanding used in the basic and diluted net income (loss) per share calculation includes the Pre-Funded Warrants issued in connection with the Company’s registered direct offering in June 2024 as the Pre-Funded Warrants are exercisable for nominal cash consideration.

For the year ended December 31, 2023, as the Company recorded a net loss, there is no difference between basic and diluted net loss per share since the effect of common stock equivalents would be antidilutive and are, therefore, excluded from the diluted net loss per share calculation.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other comprehensive (loss) income. Other comprehensive (loss) income consists of unrealized gains and losses on our marketable securities.
Emerging Growth Company Status
The Company qualifies as an “emerging growth company” or “EGC”, as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act, which provides that an EGC can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to avail itself of the extended transition period and, therefore, while the Company is an EGC it will not be subject to new or revised accounting standards the same time that they become applicable to other public companies that are not EGCs, unless it chooses to early adopt a new or revised accounting standard. As a result of this election, the consolidated financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates.
Recently Adopted Accounting Pronouncements
ASU No. 2023-07, Segment Reporting (Topic 280)
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”). The guidance in ASU 2023-07 expands prior reportable segment disclosure requirements by requiring entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and details of how the CODM uses financial reporting to assess their segment’s performance. The enhanced disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The ASU is required to be applied retrospectively upon adoption. The Company adopted ASU 2023-07 during the year ended December 31,2024. See Note 15, Segment Reporting, for the Company's disclosures pursuant to this ASU.
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies that the Company adopts as of the specified effective date. The Company qualifies as an EGC as defined in the JOBS Act and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and non-public companies, the Company can adopt the new or revised standard at the time non-public companies adopt the new or revised standard and can do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for non-public companies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. In particular, the standard will require more detailed information in the income tax rate reconciliation, as well as the disclosure of income taxes paid disaggregated by jurisdiction, among other enhancements. The standard is effective for years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of the standard on the presentation of its consolidated financial statements and footnotes.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the standard on the presentation of its consolidated financial statements and footnotes.
3. Marketable Securities
The following is a summary of the Company's marketable securities at December 31, 2024 and December 31, 2023 (in thousands).

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$148,673	$196	$(1)	$148,868
Corporate debt securities	58,210	118	(16)	58,312
Total securities with a maturity of one year or less	$206,883	$314	$(17)	$207,180

U.S. government agency securities and treasuries	105,145	19	(404)	104,760
Corporate debt securities	6,801	46	—	6,847
Total securities with a maturity of greater than one year	$111,946	$65	$(404)	$111,607
Total available-for-sale securities	$318,829	$379	$(421)	$318,787

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$235,500	$127	$(41)	$235,586
Corporate debt securities	25,466	—	(29)	25,437
Total securities with a maturity of one year or less	$260,966	$127	$(70)	$261,023

U.S. government agency securities and treasuries	15,537	45	—	15,582
Corporate debt securities	7,669	93	—	7,762
Total securities with a maturity of greater than one year	$23,206	$138	$—	$23,344
Total available-for-sale securities	$284,172	$265	$(70)	$284,367

As of December 31, 2024, the Company had 15 marketable securities with a total fair market value of $99.3 million in an unrealized loss position. As of December 31, 2023, the Company had 20 marketable securities with a total fair market value of $101.7 million in an unrealized loss position.
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

As of December 31, 2024 and December 31, 2023, $1.8 million and $1.7 million, respectively, of accrued interest receivable was included in prepaid expenses and other current assets.
4. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:(1)
Money market funds	$100,711	$—	$—	$100,711
Marketable securities:
U.S. government agency securities and treasuries	—	253,628	—	253,628
Corporate debt securities	—	65,159	—	65,159
Total	$100,711	$318,787	$—	$419,498

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$67,102	$—	$—	$67,102
Marketable securities:
U.S. government agency securities and treasuries	$—	$251,168	$—	$251,168
Corporate debt securities	—	33,199	—	33,199
Total	$67,102	$284,367	$—	$351,469
(1)The cash equivalent amounts above do not include $0.5 million of cash related to checking accounts included in cash and cash equivalents as of December 31, 2024 and December 31, 2023. These amounts are excluded as no valuation is needed for cash in checking accounts.
Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. The Company measures its debt securities at fair value on a recurring basis using inputs that are observable or can be corroborated by observable market data and classifies those instruments within Level 2 of the fair value hierarchy.
5. Property and Equipment, Net
Property and equipment, net consisted of the following at December 31 (in thousands):

	2024	2023
Laboratory equipment	$15,686	$12,596
Furniture and fixtures	2,303	2,228
Computer equipment	431	431
Leasehold improvements	1,932	1,859
Total property and equipment	20,352	17,114
Less: accumulated depreciation	(9,424)	(5,923)
Property and equipment, net	$10,928	$11,191
Depreciation expense for the years ended December 31, 2024 and 2023 was $3.8 million and $2.8 million, respectively.

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at December 31 (in thousands):

	2024	2023
Employee compensation and benefits	$7,391	$6,660
External research and development expenses	4,265	2,894
General and administrative professional service expenses	648	767
Other	1,039	1,004
Total accrued expenses and other current liabilities	$13,343	$11,325
7. Common Stock and Preferred Stock
Common Stock
As of both December 31, 2024 and December 31, 2023, the Company’s certificate of incorporation, as amended and restated effective upon the completion of the IPO, and amended from time to time, authorized the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share. The holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders. The holders of common stock do not have any cumulative voting rights. Holders of common stock are entitled to receive ratably any dividends declared by the board of directors out of funds legally available for that purpose, subject to any preferential dividend rights of any outstanding preferred stock. Common stock has no preemptive rights, conversion rights or other subscription rights or redemption or sinking fund provisions. In the event of liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in all assets remaining after payment of all debts and other liabilities and any liquidation preference of any outstanding preferred stock.
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
In September 2023, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC, acting as the Company's agent and/or principal (the “Sales Agent”), with respect to an "at the market offering" program under which the Company may, from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. During the year ended December 31, 2024, there have been no sales of common stock pursuant to the Sales Agreement.
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

	2024	2023
Exercise of outstanding stock options	5,336,407	5,414,360
Vesting of outstanding restricted stock	1,968,374	1,268,461
Vesting of outstanding performance stock units	438,500	—
Future awards under the 2021 Stock Option and Incentive Plan	1,264,247	1,697,832
Future awards under the 2021 Employee Stock Purchase Plan	1,128,095	839,539
Total shares of authorized common stock reserved for future issuance	10,135,623	9,220,192
Preferred Stock
As of both December 31, 2024 and December 31, 2023, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, $0.0001 par value, in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting, or the designation of, such series, any or all of which may be greater than the rights of common stock. As of both December 31, 2024 and December 31, 2023, there were no shares of undesignated preferred stock issued or outstanding.
8. Stock-Based Compensation
2021 Plan
In September 2021 the Company’s board of directors adopted, and in October 2021 the Company’s stockholders approved, the 2021 Plan, which became effective as of the date immediately prior to the date of the effectiveness of the registration statement for the IPO. The 2021 Plan allows the board of directors to grant incentive stock options or non-qualified stock options, restricted stock, restricted stock units and other equity awards to the Company’s officers, employees, directors and other key persons. In addition, the 2021 Plan includes a provision that allows for an automatic annual increase of 4% in the number of shares of common stock available for issuance under the 2021 Plan. Upon the adoption of the 2021 Plan, the Company ceased granting awards under the 2016 Plan. The total number of shares of common stock authorized for issuance under the 2021 Plan as of December 31, 2024 was 7,230,834 shares and was 6,336,068 shares as of December 31, 2023.
As of December 31, 2024, the Company had issued stock options, restricted stock units (“RSUs”), and performance stock units ("PSUs") under the 2021 Plan. Both stock options and RSUs issued are comprised of service-based awards granted to employees and typically vest over a four-year period. PSUs vest upon achievement of certain milestones and continued employment or service thereafter.
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

The 2016 Plan will continue to govern the outstanding equity awards granted thereunder. The total number of shares of common stock authorized for issuance under the 2016 Plan as of December 31, 2024 and 2023 was 1,776,694 shares and 2,044,585 shares, respectively. As of both dates, all shares of common stock authorized for issuance under the 2016 Plan relate to outstanding stock options.
2021 Employee Stock Purchase Plan (the “ESPP”)
In September 2021, the Company’s board of directors adopted, and in October 2021 the Company’s stockholders approved, the ESPP, which became effective as of the date immediately prior to the date of the effectiveness of the registration statement for the IPO. The ESPP is administered by the person or persons appointed by the Company’s board of directors for such purpose. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year and continuing through and including 2031 by the lesser of (i) 1% of the outstanding number of shares of our common stock of the immediately preceding December 31, (ii) 557,524 shares or (iii) such number of shares as determined by the ESPP administrator. The total number of shares of common stock authorized for issuance under the ESPP as of December 31, 2024 and 2023 was 1,128,095 shares and 839,539 shares, respectively.
Compensation expense for discounted purchases under the ESPP is measured using the Black-Scholes model to compute the fair value of the lookback provision plus the purchase discount and is recognized as compensation expense over the course of the offering period.
Stock-Based Compensation
The Company recognized stock-based compensation expense in the consolidated statements of operations and comprehensive loss, by award type, as follows (in thousands):

	Year ended December 31,
	2024	2023
Stock Options	$10,712	$9,887
Restricted Stock Units	6,978	3,015
ESPP	225	209
Total	$17,915	$13,111
Stock-based compensation expense recorded as research and development and general and administrative expenses in the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year ended December 31,
	2024	2023
Research and development expenses	$7,846	$6,169
General and administrative expenses	10,069	6,942
Total	$17,915	$13,111
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted for the years then ended:

	December 31, 2024	December 31, 2023
Risk‑free interest rate	4.13%	4.09%
Expected volatility	75%	72%
Expected dividend yield	—	—
Expected term (in years)	6.01	6.01
Early Exercise of Unvested Stock Options

Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in current liabilities on the balance sheet. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. Vesting can occur in the year of exercise and thereafter. There were 1,676 and 14,745 unvested shares related to early exercises of stock options as of December 31, 2024 and December 31, 2023, respectively. In the years ended December 31, 2024 and 2023, the liability associated with the unvested early exercise of stock options was less than $0.1 million and $0.1 million, respectively.
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2023:

	Number of Shares	Weighted‑Average Exercise Price	Weighted‑Average Remaining Contractual Term	Aggregate Intrinsic Value(2)
			(in years)	(in thousands)
Outstanding as of December 31, 2023	5,414,360	$11.42
Granted	699,050	14.17
Exercised	(377,669)	7.37
Forfeited	(399,334)	14.07
Outstanding as of December 31, 2024	5,336,407	$11.87	7.04	$31,652
Exercisable as of December 31, 2024(1)	3,664,095	$10.80	6.46	$25,930
(1)This represents the number of vested and unvested options exercisable as of December 31, 2024.
(2)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing price of the Company's common stock at December 31, 2024 for the options that were in the money as of December 31, 2024.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was $3.1 million and $2.1 million, while the company received $2.8 million and $1.2 million in proceeds for the exercise of these options, respectively.
The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $9.69 per share and $9.23 per share, respectively. As of December 31, 2024, there was $14.1 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years.
Restricted Stock Units (“RSUs”)
During the year ended December 31, 2024, RSUs were granted to employees with vesting conditions based on continued service over time. Accordingly, stock-based compensation expense for such awards is recognized using a straight-line attribution model over the vesting term of each RSU. The fair value of each RSU is based on the closing price of the Company's common stock on the date of grant. For the majority of RSUs, the restricted stock vests over a four-year period, with 25% of the shares vesting on each anniversary of the grant date.
A summary of restricted stock activity during the year ended December 31, 2024 is as follows:

	Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested as of December 31, 2023	1,268,461	$13.83
Issued	1,286,740	14.29
Vested	(333,537)	13.64
Forfeited	(253,290)	13.98
Unvested as of December 31, 2024	1,968,374	$14.14

As of December 31, 2024, there was $23.0 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average remaining vesting period of 2.8 years.
Performance Stock Units (“PSUs”)
During the year ended December 31, 2024, the Company granted 438,500 PSUs to employees of the Company at a weighted-average grant date fair value of $14.86 per share. All 438,500 PSUs were outstanding as of December 31, 2024. The PSUs will vest upon achievement of certain clinical milestones and continued employment thereafter. Compensation expense for PSUs is recognized over the requisite service period using the accelerated attribution method once the achievement of the performance condition is deemed probable. If a performance condition is not determined to be probable or is not met, no stock-based compensation expense is recognized. Forfeitures are recognized as a reduction of stock-based compensation expense in the period in which they occur.
As of December 31, 2024, no PSUs were vested and no stock-based compensation expense was recognized as the performance conditions were not deemed probable. As of December 31, 2024, there was $6.5 million of unrecognized stock-based compensation expense related to unvested PSUs.
9. Income Taxes
The Company recorded $66.5 million of pre-tax book income for the year ended December 31, 2024 and pre-tax book income of $12.1 million for the year ended December 31, 2023. The Company has no foreign operations.
The components of the income tax expense for the years ended December 31, 2024 and 2023 (in thousands) were:

	Year Ended December 31,
	2024	2023
Current:
Federal	$891	$14,962
State	(32)	3,779
Foreign	—	—
Total current tax provision	859	18,741
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred tax provision	—	—
Total income tax provision	$859	$18,741
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	3%	5%
Other Permanent differences	3%	—%
Federal and state research and development tax credits	(8)%	(50)%
Non-deductible stock compensation and non-taxable items	3%	11%
Change in deferred tax asset valuation allowance	(23)%	170%
Federal and State 453A interest	2%	—%
Change in state tax rates	—%	(2)%
Effective income tax rate	1.3%	155.5%

Net deferred tax assets as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$1,264	$3,617
Research and development tax credit carryforwards	4,528	2,706
Intangible assets	3,035	2,326
Capitalized research and development expenses	51,433	32,803
Deferred revenue	5,399	36,726
Lease liability	16,487	22,581
Stock compensation	2,420	1,709
Other Assets	94	—
Total deferred tax assets	84,660	102,468
Deferred tax liabilities:
Property and equipment	(1,093)	(2,044)
Right-of-use asset	(19,439)	(22,237)
Prepaid expenses	(336)	(281)
Other liabilities	(854)	—
Total deferred liabilities	(21,722)	(24,562)
Valuation allowance	(62,938)	(77,906)
Net deferred tax assets	$—	$—
The Company recorded income tax expense of $0.9 million for the year ended December 31, 2024 and income tax expense of $18.7 million for the year ended December 31, 2023. The income tax expense recorded for the year ended December 31, 2024 was driven largely by the current tax liability associated with the $75.0 million payment for the achievement of the clinical advancement milestone for VX-670 and $1.7 million in related interest owed to taxing authorities pursuant to Section 453A. The income tax expense recorded for the year ended December 31, 2023 was driven largely by the current tax liability associated with the tax recognition of the upfront payment received pursuant to the Vertex Agreement and the capitalization of research and development expenses under Section 174. For both periods, a significant portion of the taxable income related to the collaboration payments was offset by current year expenses and prior year accumulated losses.
As of December 31, 2024, the Company had federal net operating loss carryforwards of $4.2 million, which may be available to offset future taxable income. None of our federal net operating loss carryforwards will expire, but all are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2024, the Company had state net operating loss carryforwards of $6.0 million, which may be available to offset future taxable income and expire at various dates beginning in 2036. As of December 31, 2024, the Company also had federal and state research and development tax credit carryforwards of $3.4 million and $1.5 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2039 and 2035, respectively.
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
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which consist primarily of net operating loss carryforwards and research and development tax credit carryforwards, capitalized research and development expenses and deferred revenue. Management has considered the Company’s history of cumulative net losses incurred since inception, estimated future taxable income, and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of federal and state net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2024 and 2023. The Company reevaluates the positive and negative evidence at each reporting period.
The valuation allowance decreased by $15.0 million for the year ended December 31, 2024 and increased by $20.5 million for the year ended December 31, 2023.
The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. As of December 31, 2024 and 2023, the Company had not recorded any reserves for uncertain tax positions or related interest and penalties.
In 2017, the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) was signed into law. Among other provisions, the 2017 Tax Act requires taxpayers to capitalize and amortize research and experimental (“R&E”) expenditures under Section 174 for tax years beginning after December 31, 2021. As such, the rule noted became effective for the Company during the year ended December 31, 2022 and resulted in the capitalization of certain R&E costs within its tax provision. The Company will amortize such costs for tax purposes over 5 years if the R&E was performed in the United States and over 15 years if the R&E was performed outside the United States.
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. Due to net operating losses incurred, the Company’s tax returns from inception to date are subject to examination by the taxing authorities.
10. Commitments and Contingencies
In 2018, the Company entered into a definitive license agreement with Ohio State Innovation Foundation (“OSIF”), an affiliate of The Ohio State University, (“OSIF License Agreement”) in which OSIF granted the Company an exclusive worldwide, sublicensable license to certain intellectual property under certain patent rights to research, develop, and otherwise commercialize a product generated from the licensed intellectual property. The Company is obligated to make milestone payments of up to $2.6 million upon the occurrence of specified research, development, and commercial activities for each of the first three licensed products related to the above technology. In addition, OSIF will receive tiered royalty payments on the applicable licensed program and platform products at a percentage ranging in single-digit royalties of net sales subject to reductions and offsets in certain circumstances, as well as a fee on sublicensed consideration of up to 15% of non-royalty sublicensing consideration.
Concurrently with the Company entering into and later amending the Vertex Agreement, the Company entered into a sublicense agreement with Vertex, which was amended in October 2023 (“Sublicense Agreement”). Pursuant to the Sublicense Agreement, the Company granted to Vertex an exclusive sublicense under certain intellectual property licensed to the Company under the OSIF License Agreement. The material terms of the Sublicense Agreement mirror those of the Vertex Agreement, and the payments described in connection with the Vertex Agreement in Note 12, Collaboration and License Agreements, are in consideration for the rights granted under both the Vertex Agreement and Sublicense Agreement.
The Company has paid $4.1 million in total sublicensing fees to OSIF since inception of the OSIF License Agreement. All remaining milestone fees and sublicensing fees were not considered probable as of December 31, 2024.
11. Leases
The Company’s operating lease activity is comprised of non-cancelable facility leases for office and laboratory space in Boston, Massachusetts.
IDB Lease

On March 16, 2022, the Company and IDB 17-19 Drydock Limited Partnership, as landlord (“Landlord), entered into a lease agreement (“IDB Lease”) with respect to approximately 81,229 square feet of office and laboratory space (“Premises”) in Boston, Massachusetts. The initial fixed rental rate is $0.5 million per month, which is for a 12 month period during which the base rent is payable for 65,000 square feet, and will increase 3% per annum thereafter for the entire 81,229 square feet leased.
The accounting commencement date occurred in April 2023 when both the Landlord's build-out and the tenant improvements were substantially completed. On the accounting commencement date, the Company recorded an operating lease right-of-use (“ROU”) asset of $77.6 million and a total lease liability of $63.6 million.
The IDB Lease has a term of approximately 10 years, unless earlier terminated in accordance with the terms of the IDB Lease. The Company has (i) the option to extend the IDB Lease for an additional period of 5 years, and (ii) a right of first offer on adjacent space to the Premises, subject to the terms and conditions of the IDB Lease. As these options are not reasonably certain of occurring, they have not been included in the initial calculation of the Company's ROU asset upon lease commencement.

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
6 Tide Street Lease
The Company entered into an operating lease for office and laboratory space at 6 Tide Street in Boston, Massachusetts in February 2020, and entered into subsequent amendments through 2021 to lease additional space (“6 Tide Street Lease”). Such amendments run co-terminus with the original lease.
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
As of December 31, 2024, the Company had a total of 23,189 square feet licensed at this facility. The term for the remaining leased space will end on November 30, 2025. The fixed rental payment will be approximately $0.4 million per month for the remainder of the lease term. The Company has the option to extend the remaining leased space for a period of 3 years, or terminate such remaining space leased without penalty provided sufficient notice is given. At the adoption of ASC 842 in January of 2022, the Company concluded that it is not reasonably certain that it will exercise its option to terminate the lease early or exercise its option to extend the leased space.
As of December 31, 2024, the Company's security deposit for the 6 Tide Street Lease was $0.4 million, all of which is recorded as a component of other current assets as it is expected to be received with one year of the balance sheet date.
Summary of all lease costs recognized under ASC 842
The components of all operating lease cost were as follows (in thousands):

Year ended December 31, 2024
Operating lease cost	$15,535
Variable lease cost	—
Total lease cost	$15,535
Supplemental information related to all operating leases was as follows:

Other information	Year ended December 31, 2024
Operating cash flows used for operating leases (in thousands)	$14,197
Weighted average remaining lease term	7.6 years
Weighted average discount rate	8.14%
Future payments due under all operating leases as of December 31, 2024 were as follows (in thousands):

Maturity of lease liabilities	Amount
2025	12,048
2026	8,826
2027	9,083
2028	9,349
2029	9,622
Thereafter	31,468
Total lease payments	$80,396
Less: imputed interest	(21,189)
Present value of operating lease liabilities	$59,207
IDB Sublease
In December 2022, the Company entered into a sublease agreement to sublease a portion of the office and laboratory space leased under the IDB Lease to a third-party (“Subtenant”). The sublease term is 3 years and the Subtenant has an option to extend the lease term for 6 months. The initial fixed rental rate is $0.2 million per month, and will increase 3% per annum thereafter. The Subtenant is obligated to pay its ratable portion of operating expenses during the sublease term. The Company received a letter of credit of $0.5 million in place of a security deposit. As of December 31, 2024, no amounts have been drawn on the letter of credit.
The sublease accounting commencement date occurred in April 2023. During the year ended December 31, 2024, the Company recognized $2.1 million of sublease income. Such amount is recorded as a reduction to rent expense.
12. Collaboration and License Agreements
Vertex Agreement - Overview
The Company and Vertex closed the Vertex Agreement in February 2023, as amended in October 2023, pursuant to which the Company granted Vertex an exclusive worldwide license to research, develop, manufacture and commercialize VX-670, as well as any additional EEV-based therapeutic candidates that may be identified by the Company for the potential treatment of myotonic dystrophy type 1 (“DM1”) in the course of the parties’ global research collaboration. In October 2023, the Company and Vertex amended the Vertex Agreement to clarify a milestone and related payment terms.

The Vertex Agreement provides for a four-year global research collaboration under which Entrada will continue to perform preclinical development of the Company's partnered candidate VX-670 pursuant to the mutually agreed-upon research plan (“Research Plan”). The Research Plan is overseen by a Joint Research Committee (“JRC”) as detailed in the Vertex Agreement. Pursuant to the terms of the Vertex Agreement, the JRC may amend the Research Plan to include additional DM1-related research activities with a goal of identifying other EEV-based therapeutic product candidates for the potential treatment of DM1. Vertex is obligated to reimburse the Company’s research expenses incurred in performing activities under the Research Plan.
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
Vertex Agreement - Accounting Analysis
The Company determined that the Vertex Agreement should be accounted for in accordance with ASC 606 as Vertex was deemed to be a customer. The Company assessed the promised goods and services under the Vertex Agreement in accordance with ASC 606. At inception, the Vertex Agreement included one performance obligation which was the combination of the exclusive license and the performance of the research activities for VX-670 (“Performance Obligation One”). The Company concluded that the license is not distinct from the research and development services for VX-670 during the research collaboration as Vertex cannot fully exploit the value of the license without receipt of such services. The Company also determined, at inception, that Vertex's ability to engage Entrada to perform work on additional EEV-based therapeutic candidates for the potential treatment of DM1 through the JRC represented customer options. The Company concluded that these customer options do not represent a material right as these services will be reimbursed by Vertex at a price that represents standalone selling price for such services.
In the second quarter of 2023, pursuant to the terms of the agreement, Vertex amended the Research Plan (“The Amended Research Plan”) to engage Entrada to perform work on additional EEV-based therapeutic candidates for the potential treatment of DM1 (“Performance Obligation Two”). Such work is treated as a separate contract for accounting purposes and represents a separate performance obligation as the activities are distinct from the combined license and research activities for VX-670.
Determination of Transaction Price
At the commencement of the arrangement, the Vertex Agreement had a fixed transaction price of $232.0 million, primarily consisting of the $223.7 million upfront fee plus a premium of $6.9 million related to the 1,618,613 shares sold to Vertex under the Stock Purchase Agreement when measured at fair value on the date of issuance. The shares issued to Vertex pursuant to the Stock Purchase Agreement were unregistered and therefore considered restricted securities at the time of issuance. As a result, the fair value of the shares issued to Vertex of $19.4 million was calculated using the closing price of the Company's unrestricted common shares on February 8, 2023, adjusted to reflect a discount for lack of marketability (“DLOM”) due to the shares issued being unregistered and therefore subject to related sale restrictions.

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
In the fourth quarter of 2023, the Company achieved a milestone related to preclinical IND-enabling GLP toxicology studies of VX-670, which triggered a $17.5 million payment that was received in November 2023. Upon the achievement of this milestone, the Company recorded a $7.8 million cumulative catch-up entry to collaboration revenue for the year ended December 31, 2023. In the first quarter of 2024, the Company achieved a milestone related to the clinical advancement of VX-670, which triggered a $75.0 million milestone payment. The Company received this payment in the second quarter of 2024. Upon the achievement of the milestone, the Company recorded a $38.7 million cumulative catch-up entry to collaboration revenue for the year ended December 31, 2024. No additional milestones were deemed probable of being achieved as of December 31, 2024 and, therefore, all remaining milestone payments were fully constrained and excluded from the transaction price as of December 31, 2024. The Company re-evaluates the probability of achievement of development milestones and any related constraint at each period end, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.
Allocation and Recognition
As of December 31, 2024, the transaction price for the combination of the exclusive license and the performance of the research activities for VX-670 primarily consists of (i) the upfront payment, (ii) the equity premium paid by Vertex, (iii) the milestone achieved in the fourth quarter of 2023, (iv) the milestone achieved in the first quarter of 2024 and (v) reimbursement of costs incurred in connection with the delivery of services under the Amended Research Plan associated with VX-670. The transaction price for the work on additional EEV-based therapeutic candidates consists of payments received from Vertex for research activities performed in connection with the delivery of services under the Amended Research Plan associated with such work.
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
The amounts received that have not yet been recognized as revenue are deferred on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. The performance obligations have not been fully satisfied as of December 31, 2024.
For the year ended December 31, 2024, the Company recognized $209.8 million in revenue under the Vertex Agreement, including $15.8 million of cost reimbursements, $70.5 million related to the clinical advancement milestone achieved in the first quarter of 2024, and $123.5 million from amounts in deferred revenue at December 31, 2023.
For the year ended December 31, 2023, the Company recognized $129.0 million in revenue under the Vertex Agreement, including $17.5 million of cost reimbursements, $7.8 million related to the milestone achieved in the fourth quarter of 2023 related to preclinical IND-enabling GLP toxicology studies of VX-670, and $103.7 million from amounts in deferred revenue at inception of the agreement.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at December 31, 2024 is $20.2 million. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining term of the research plan.
The costs incurred to perform the research activities pursuant to the Vertex Agreement are recorded in research and development expenses.

Pierrepont Agreement

In July 2023, the Company and Pierrepont Therapeutics, Inc. (“Pierrepont”) entered into a license agreement (the “Pierrepont Agreement”) to advance the development of PTI-501 (formerly ENTR-501), the Company’s intracellular thymidine phosphorylase enzyme replacement therapy in development for the treatment of mitochondrial neurogastrointestinal encephalomyopathy (“MNGIE”). The Company recognized $1.0 million of revenue related to this agreement for the year ended December 31, 2024 as the underlying performance obligation was satisfied. No revenue was recognized related to this agreement for the year ended December 31, 2023.
13. Employee Benefit Plan
The Company has a defined-contribution plan under Section 401(k) of the Code (“401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company's contributions were $1.1 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.
14. Net Income (Loss) per Share
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023
Numerator:
Net income (loss)	$65,626	$(6,685)
Denominator:
Weighted‑average common shares outstanding, basic	37,306,363	33,050,319
Effect of dilutive securities	1,696,806	—
Weighted‑average common shares outstanding, diluted	39,003,169	33,050,319

Net income (loss), basic	$1.76	$(0.20)
Net income (loss), diluted	$1.68	$(0.20)

Common Stock Equivalents
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2024	2023
Unvested restricted common stock	440,353	1,268,461
Unvested performance stock units	438,500	—
Unvested shares from early exercises	—	14,745
Stock options to purchase common stock	2,452,396	5,414,360
	3,331,249	6,697,566
15. Segment Information
The Company manages its operations as a single segment. The Company’s CODM, its Chief Executive Officer, manages the Company's operations on a consolidated basis for the purposes of assessing performance and making operating decisions. The segment measure of profit or loss is consolidated net income (loss).
The following table presents selected financial information with respect to the Company's single operating segment for the years ended:

	Year Ended December 31,
	2024	2023
Collaboration revenue	$210,782	$129,013
Less:
Research and development expenses
Direct research and development expenses
ENTR-601-44	13,109	10,043
ENTR-601-45	8,584	9,782
ENTR-601-50	10,851	3,016
ENTR-601-51	1,345	1,531
Collaboration services	12,074	11,970
Other preclinical and discovery	7,926	6,712
Unallocated research and development expenses
Personnel related (including stock-based compensation)	41,762	31,250
Facility related and other	29,655	25,580
Total research and development expenses	125,306	99,884
General and administrative expenses	38,465	32,291
Interest and other income	19,474	15,218
Provision for income taxes	(859)	(18,741)
Net income (loss)	$65,626	$(6,685)
Assets regularly provided to the CODM are consistent with those reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and marketable securities balances. All of the Company’s tangible assets are held in the United States.
16. Subsequent Events
For the year ended December 31, 2024, subsequent events were evaluated through the date on which these consolidated financial statements were issued to determine if such events should be reflected in these consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”)'s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting due to an exemption provided by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2024, our officers and directors took the following actions with respect to 10b5-1 trading arrangements:

Trading Arrangement
	Action	Date	Type of Trading Arrangement	Nature of Trading Arrangement	Total Shares to be Sold	Expiration Date
Natarajan Sethuraman (President of Research and Development)	Adopt	11/18/2024	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company's common stock pursuant to the terms of the plan	115,834 (1)	6/15/2026
(1)For purposes of this disclosure, the shares included in this table reflect the aggregate maximum number of shares that may be sold under the 10b5-1 trading arrangement. The 10b5-1 trading arrangement covers RSUs and shares held by the officer. The actual number of shares that may be sold under the 10b5-1 trading arrangement will be calculated as RSU vesting to satisfy tax withholding obligations pursuant to the Company’s non-discretionary sell-to-cover requirement occurs.
.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be included in our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.

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

4.3	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed by the Registrant on March 15, 2022).
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on June 24, 2024).
10.1#
2016 Stock Incentive Plan, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended filed by the Registrant on October 25, 2021).

10.2#*	2021 Stock Option and Incentive Plan and form of award agreements thereunder.
10.3#	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed by the Registrant on October 25, 2021).
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

10.6#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed by the Registrant on October 25, 2021).
10.7#	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed by the Registrant on October 25, 2021).
10.8#	Second Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on August 13, 2024).
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

10.13†
Exclusive License Agreement, by and between the Registrant and Ohio State Innovation Foundation, dated as of December 14, 2018, as amended by Amendment No. 1 on October 8, 2019, Amendment No. 2 on March 9, 2020, Amendment No. 3 on July 6, 2021, Amendment No. 4 on February 7, 2022, and Amendment No. 5 on November 10, 2022 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed by the Registrant on March 13, 2024).

10.14†
Lease Agreement, dated March 16, 2022, by and between the Registrant and IDB 17-19 Drydock Limited Partnership, as amended by Amendment No. 1 on April 5, 2023 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by the Registrant on March 13, 2024).

10.15**
Stock Purchase Agreement, dated December 7, 2022, by and between the Registrant and Vertex Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 8, 2022).

10.16†
Strategic Collaboration and License Agreement, dated December 7, 2022, by and between the Registrant and Vertex Pharmaceuticals Incorporated, as amended by Amendment No. 1 on October 26, 2023 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by the Registrant on March 13, 2024).

10.17†
Sublicense Agreement dated December 7, 2022, by and between the Registrant and Vertex Pharmaceuticals Incorporated, as amended by Amendment No. 1 on October 26, 2023 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by the Registrant on March 13, 2024).

10.18**
Securities Purchase Agreement, dated June 24, 2024, by and among the Registrant and purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 24, 2024).

10.19
Affiliate Registration Rights Agreement, dated June 24, 2024, by and among the Registrant and Baker Brothers Life Sciences, L.P. and 667, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on June 24, 2024).

19.1*	Entrada Therapeutics, Inc. Second Amended and Restated Insider Trading Policy.
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by the Registrant on March 6, 2023).
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Entrada Therapeutics, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by the Registrant on March 13, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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
** Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The     Registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

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

Date: February 27, 2025	ENTRADA THERAPEUTICS, INC.

	By:	/s/ Dipal Doshi
	Name:	Dipal Doshi
	Title:	Chief Executive Officer and Director
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

Name	Title	Date

/s/ Dipal Doshi	Chief Executive Officer and Director	February 27, 2025
Dipal Doshi	(Principal Executive Officer)

/s/ Kory Wentworth	Chief Financial Officer	February 27, 2025
Kory Wentworth	(Principal Financial and Accounting Officer)

/s/ Kush M. Parmar, M.D., Ph.D.	Chairman and Director	February 27, 2025
Kush M. Parmar, M.D., Ph.D.

/s/ Gina Chapman	Director	February 27, 2025
Gina Chapman

/s/ Peter S. Kim, Ph.D.	Director	February 27, 2025
Peter S. Kim, Ph.D.

/s/ Mary Thistle	Director	February 27, 2025
Mary Thistle

/s/ Bernhardt Zeiher, M.D.	Director	February 27, 2025
Bernhardt Zeiher, M.D.