Form 10-Q
period 2025-03-31
Entrada Therapeutics, Inc.
filed 2025-05-08
CIK 1689375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, the registrant had 37,953,417 shares of common stock, $0.0001 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on our management’s current beliefs, expectations and assumptions about future events, conditions and results and on information currently available to us.

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
•our expectations regarding the anticipated benefits of, and estimates related to, our new strategic plan and planned reduction in force and our ability to implement and achieve the expected cost savings in connection therewith;
•the impact of global economic and geopolitical developments on our business, including rising inflation and capital market disruptions, changes in governmental agencies, international tariffs, trade protection measures, the current conflicts in Ukraine and the Middle East, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets;
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
•Our new strategic plan and the associated workforce reduction announced in April 2025 may not result in anticipated cost savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$67,837	$101,211
Marketable securities	314,678	318,787
Collaboration receivable	2,044	3,680
Prepaid expenses and other current assets	18,634	16,361
Total current assets	403,193	440,039
Property and equipment, net	10,674	10,928
Restricted cash	3,950	3,950
Right-of-use assets, operating leases	68,423	71,120
Other non-current assets	239	284
Total assets	$486,479	$526,321
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,188	$4,259
Accrued expenses and other current liabilities	7,579	13,343
Income taxes payable	802	667
Operating lease obligations, current portion	6,510	7,559
Deferred revenue, current portion	1,352	13,654
Total current liabilities	18,431	39,482
Operating lease obligations, net of current portion	50,487	51,648
Deferred revenue, net of current portion	301	6,513
Total liabilities	69,219	97,643
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.0001; 150,000,000 shares authorized; 37,952,013 shares issued and 37,942,283 shares outstanding as of March 31, 2025; and 37,585,944 shares issued and 37,574,538 shares outstanding as of December 31, 2024	4	4
Additional paid‑in capital	563,512	558,061
Accumulated other comprehensive income (loss)	437	(43)
Accumulated deficit	(146,693)	(129,344)
Total stockholders’ equity	417,260	428,678
Total liabilities and stockholders’ equity	$486,479	$526,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$20,558	$59,120
Operating expenses:
Research and development	32,074	28,608
General and administrative	10,274	9,399
Total operating expenses	42,348	38,007
(Loss) income from operations	(21,790)	21,113
Other income:
Interest and other income	4,441	4,214
Total other income	4,441	4,214
(Loss) income before provision for income taxes	(17,349)	25,327
Provision for income taxes	—	1,831
Net (loss) income	$(17,349)	$23,496
Net (loss) income per share, basic	$(0.42)	$0.70
Net (loss) income per share, diluted	$(0.42)	$0.68
Weighted‑average common shares outstanding, basic	41,073,732	33,497,072
Weighted‑average common shares outstanding, diluted	41,073,732	34,790,925
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	480	(441)
Total other comprehensive income (loss)	480	(441)
Total comprehensive (loss) income	$(16,869)	$23,055
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	37,574,538	$4	$558,061	$(43)	$(129,344)	$428,678
Issuance of common stock upon exercise of stock options	40,984	—	350	—	—	350
Vesting of early exercised options	1,676	—	14	—	—	14
Vesting of restricted stock units	325,085	—	—	—	—	—
Stock‑based compensation	—	—	5,087	—	—	5,087
Other comprehensive income	—	—	—	480	—	480
Net loss	—	—	—	—	(17,349)	(17,349)
Balances at March 31, 2025	37,942,283	$4	$563,512	$437	$(146,693)	$417,260

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	33,437,296	$3	$437,132	$195	$(194,970)	$242,360
Issuance of common stock upon exercise of stock options	30,888	—	206	—	—	206
Vesting of early exercised options	3,411	—	13	—	—	13
Vesting of restricted stock units	132,458	—	—	—	—	—
Stock‑based compensation	—	—	3,733	—	—	3,733
Other comprehensive loss	—	—	—	(441)	—	(441)
Net income	—	—	—	—	23,496	23,496
Balances at March 31, 2024	33,604,053	$3	$441,084	$(246)	$(171,474)	$269,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(17,349)	$23,496
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	946	934
Stock‑based compensation expense	5,087	3,733
Amortization/(accretion) of marketable securities	(1,338)	(2,037)
Changes in operating assets and liabilities:
Collaboration receivable	1,636	(71,636)
Prepaid expenses and other current assets	(2,273)	2,680
Right-of-use assets, operating leases	2,697	2,532
Other non-current assets	45	28
Accounts payable	(1,910)	(655)
Accrued expenses and other current liabilities	(5,459)	(2,522)
Income tax payable	135	1,831
Operating lease liabilities	(2,210)	(1,798)
Deferred revenue	(18,514)	17,895
Net cash used in operating activities	(38,507)	(25,519)
Cash flows from investing activities:
Purchases of property and equipment	(1,144)	(838)
Purchases of marketable securities	(80,020)	(96,935)
Maturities of marketable securities	85,947	123,920
Net cash provided by investing activities	4,783	26,147
Cash flows from financing activities:
Proceeds from exercise of stock options	350	206
Net cash provided by financing activities	350	206
Net (decrease) increase in cash, cash equivalents, and restricted cash	(33,374)	834
Cash, cash equivalents, and restricted cash at beginning of period	105,161	71,552
Cash, cash equivalents, and restricted cash at end of period	$71,787	$72,386
Supplemental cash flow disclosures:
Purchases of property and equipment included in accounts payable and accrued expenses	$108	$115
Vesting of options early exercised subject to repurchase	$14	$13
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
In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Since its inception, the Company has incurred significant net losses. As of March 31, 2025, the Company had an accumulated deficit of $146.7 million. To date, the Company has funded its operations primarily through the sale of equity securities and collaboration payments. Other than the recognition of revenue related to collaboration payments, the Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities of $382.5 million as of March 31, 2025 will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its business strategy and may pursue additional cash resources through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing, or other arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed or on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
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

2. Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three months ended March 31, 2025 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission (the "SEC") on February 27, 2025 (the "Annual Report"), except as described below.
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted, as is permitted by GAAP. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2025 and December 31, 2024, and results of operations for the interim periods ended March 31, 2025 and 2024.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2024 and 2023, and the notes thereto, included in the Annual Report.
Recently Adopted Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Except as noted below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.
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
3. Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. At March 31, 2025 and December 31, 2024, cash and cash equivalents include standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries.
As of March 31, 2025 and December 31, 2024, restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities located at One Design Center Place, Boston, Massachusetts. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$67,837	$101,211
Restricted cash	3,950	3,950
Total cash, cash equivalents and restricted cash	$71,787	$105,161
4. Marketable Securities
The following are summaries of the Company's marketable securities at March 31, 2025 and December 31, 2024 (in thousands).

	As of March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$94,341	$83	$(19)	$94,405
Corporate debt securities	44,438	69	(4)	44,503
Total securities with a maturity of one year or less	$138,779	$152	$(23)	$138,908

U.S. government agency securities and treasuries	170,568	419	(111)	170,876
Corporate debt securities	4,894	—	—	4,894
Total securities with a maturity of more than one year	$175,462	$419	$(111)	$175,770
Total available-for-sale securities	$314,241	$571	$(134)	$314,678

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$148,673	$196	$(1)	$148,868
Corporate debt securities	58,210	118	(16)	58,312
Total securities with a maturity of one year or less	$206,883	$314	$(17)	$207,180

U.S. government agency securities and treasuries	105,145	19	(404)	104,760
Corporate debt securities	6,801	46	—	6,847
Total securities with a maturity of more than one year	$111,946	$65	$(404)	$111,607
Total available-for-sale securities	$318,829	$379	$(421)	$318,787

As of March 31, 2025, the Company had 10 marketable securities with a total fair market value of $67.2 million in an unrealized loss position. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss). The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities as available for sale.

The Company believes that any unrealized losses associated with the decline in value of its securities are temporary and believes that it is more likely than not that it will be able to hold its debt securities to maturity and that there was no material change in the credit risk of the above instruments since January 1, 2025. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity and no allowance for credit losses was recognized.

As of March 31, 2025 and December 31, 2024, $2.5 million and $1.8 million, respectively, of accrued interest receivable was included in prepaid expenses and other current assets.

5. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$67,197	$—	$—	$67,197
Marketable securities:
U.S. government agency securities and treasuries	—	265,281	—	265,281
Corporate bonds	—	49,397	—	49,397
Total	$67,197	$314,678	$—	$381,875

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$100,711	$—	$—	$100,711
Marketable securities:
U.S. government agency securities and treasuries	$—	$253,628	$—	$253,628
Corporate bonds	—	65,159	—	65,159
Total	$100,711	$318,787	$—	$419,498
(1)The cash equivalent amounts above do not include $0.6 million and $0.5 million of cash related to checking accounts included in cash and cash equivalents as of March 31, 2025 and December 31, 2024, respectively. These amounts are excluded as no valuation is needed for cash in checking accounts.
Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. The Company measures its debt securities at fair value on a recurring basis using inputs that are observable or can be corroborated by observable market data and classifies those instruments within Level 2 of the fair value hierarchy.

6. Property and Equipment, Net
Property and equipment, net consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Laboratory equipment	$16,223	$15,686
Furniture and fixtures	2,303	2,303
Computer equipment	431	431
Leasehold improvements	1,932	1,932
Construction in progress	90	—
Total property and equipment	20,979	20,352
Less: accumulated depreciation	(10,305)	(9,424)
Property and equipment, net	$10,674	$10,928
Depreciation expense for the three months ended March 31, 2025 and 2024 was $0.9 million and $0.9 million, respectively.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Employee compensation and benefits	$3,361	$7,391
External research and development expenses	2,876	4,265
General and administrative professional service expenses	462	648
Other	880	1,039
Total accrued expenses and other current liabilities	$7,579	$13,343
8. Common Stock and Preferred Stock
Common Stock
As of March 31, 2025 and December 31, 2024, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share.
In September 2023, the Company entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC, acting as the Company's agent and/or principal (the "Sales Agent"), with respect to an "at the market offering" program under which the Company may, from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. During the three months ended March 31, 2025, there have been no sales of common stock pursuant to the Sales Agreement.
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
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance as of:

	March 31, 2025	December 31, 2024
Exercise of outstanding stock options	5,952,688	5,336,407
Vesting of outstanding restricted stock units	2,696,774	1,968,374
Vesting of outstanding performance stock units	438,500	438,500
Future awards under the 2021 Stock Option and Incentive Plan	1,056,545	1,264,247
Future awards under the 2021 Employee Stock Purchase Plan	1,503,857	1,128,095
Future awards under the 2025 Inducement Plan	270,000	—
Total shares of authorized common stock reserved for future issuance	11,918,364	10,135,623
Preferred Stock
As of March 31, 2025 and December 31, 2024, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share, in one or more series and to fix the rights, preferences, privileges and restrictions thereof. As of March 31, 2025 and December 31, 2024, there were no shares of undesignated preferred stock issued or outstanding.
9. Stock-Based Compensation
2021 Plan
The total remaining shares of common stock authorized for issuance under the 2021 Stock Option and Incentive Plan (the "2021 Plan") increased from 7,230,834 as of December 31, 2024 to 8,389,903 as of March 31, 2025 primarily due to the automatic annual increase provision of the 2021 Plan.
2016 Plan
The total remaining shares of common stock authorized for issuance under the 2016 Stock Incentive Plan as of March 31, 2025 and December 31, 2024 were 1,754,604 shares and 1,776,694 shares, respectively.
2021 Employee Stock Purchase Plan
The total remaining shares of common stock authorized for issuance under the 2021 Employee Stock Purchase Plan (the "2021 ESPP") increased from 1,128,095 as of December 31, 2024 to 1,503,857 as of March 31, 2025 due to the automatic annual increase provision of the 2021 ESPP.
2025 Inducement Plan

In March 2025, the Company's board of directors adopted the Entrada Therapeutics, Inc. 2025 Inducement Equity Plan (the "2025 Inducement Plan"). The 2025 Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, and dividend equivalent rights with respect to an aggregate of 270,000 shares of Common Stock (subject to adjustment as provided in the 2025 Inducement Plan). Awards under the 2025 Inducement Plan may only be granted to new employees who were not previously employed by the Company or its affiliates, as an inducement material to such new employees' entry into employment with the Company or its affiliates, in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). As of March 31, 2025, 270,000 shares remained available for future issuance under the 2025 Inducement Plan.
Stock-Based Compensation
Stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expenses	$2,366	$1,613
General and administrative expenses	2,721	2,120
Total	$5,087	$3,733
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted during the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Risk‑free interest rate	4.05%	4.14%
Expected volatility	78%	75%
Expected dividend yield	—	—
Expected term (in years)	6.08	6.08
Early Exercise of Unvested Stock Options
Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in current liabilities on the balance sheet. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. Vesting can occur in the year of exercise and thereafter. There were no unvested shares and 1,676 unvested shares related to early exercises of stock options as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, there was no liability associated with the unvested early exercise of stock options. As of December 31, 2024, the liability associated with the unvested early exercise of stock options was less than $0.1 million.

Stock Options
The following table summarizes the Company’s stock option activity during the three months ended March 31, 2025:

	Number of Shares	Weighted‑ Average Exercise Price

Outstanding as of December 31, 2024	5,336,407	$11.87
Granted	696,050	11.94
Exercised	(40,984)	8.54
Forfeited	(38,785)	13.54
Outstanding as of March 31, 2025	5,952,688	$11.89
Exercisable as of March 31, 2025(1)	3,902,130	$11.09
(1)This represents the number of vested and unvested options exercisable as of March 31, 2025.
The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $8.37 per share and $9.43 per share, respectively. As of March 31, 2025, there was $17.3 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.50 years.
Restricted Stock Units
During the three months ended March 31, 2025, restricted stock units ("RSUs") were granted to employees with vesting conditions based on continued service over time. Accordingly, stock-based compensation expense for such awards is recognized using a straight-line attribution model over the vesting term of each RSU. The fair value of each RSU is based on the closing price of the Company's common stock on the date of grant.
A summary of restricted stock activity during the three months ended March 31, 2025 is as follows:

	Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested as of December 31, 2024	1,968,374	$14.14
Granted	1,053,485	$12.02
Vested	(325,085)	$13.11
Forfeited	—	$—
Unvested as of March 31, 2025	2,696,774	$13.55
As of March 31, 2025, there was $33.6 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 3.07 years.
Performance Stock Units
As of both March 31, 2025 and December 31, 2024, there were 438,500 PSUs outstanding. The PSUs will vest upon achievement of certain clinical milestones and continued employment thereafter.
As of March 31, 2025, no PSUs were vested and no stock-based compensation expense was recognized as the performance conditions were not deemed probable. As of March 31, 2025, there was $6.5 million of unrecognized stock-based compensation expense related to unvested PSUs.

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

Provision for Income Taxes
The Company recorded no income tax provision for the three months ended March 31, 2025 and an income tax provision of $1.8 million for the three months ended March 31, 2024. For the three months ended March 31, 2024, the income tax provision recorded was driven largely by the $75 million clinical advancement milestone achieved in the first quarter of 2024.

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

The Company recognizes interest and penalties owed to taxing authorities as part of the provision for income taxes. As of March 31, 2025, the Company had no unrecognized tax benefits. The Company currently anticipates that there will be no change in its unrecognized tax benefits in the next twelve months.
11. Commitments and Contingencies
The Company's commitments, including significant license agreements, are disclosed in Note 10 Commitments and Contingencies in the audited financial statements for the year ended December 31, 2024, and notes thereto, included in the Annual Report. Since the date of those financial statements, there have been no material changes to its commitments.
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

The Vertex Agreement provides for a four-year global research collaboration under which Entrada will continue to perform preclinical development of the Company's partnered candidate VX-670, as well as work on additional EEV-based therapeutic candidates for the potential treatment of DM1 (the "Research Plan"). Vertex is obligated to reimburse the Company’s research expenses incurred in performing activities under the Research Plan.

The Company determined that the Vertex Agreement contains two performance obligations: (1) the combination of the exclusive license and the performance of the research activities for VX-670 (“Performance Obligation One”) and (2) research activities performed on additional EEV-based therapeutic candidates for the potential treatment of DM1 (“Performance Obligation Two”).

During the three months ended March 31, 2025, the Company recognized $20.6 million in revenue under the Vertex Agreement, including $1.6 million of cost reimbursements and $18.9 million from amounts that were recorded in deferred revenue as of December 31, 2024. In connection with nearing completion of its research activities for VX-670 under the Research Plan, the Company revised its forecasted costs for Performance Obligation One. Accordingly, the Company recorded a cumulative catch-up adjustment of $12.3 million during the three months ended March 31, 2025.

During the three months ended March 31, 2024, the Company recognized $58.1 million of revenue under the Vertex Agreement, including $2.0 million of cost reimbursements, $38.7 million related to a cumulative catch-up adjustment for the clinical advancement milestone achieved in the first quarter of 2024 and $17.4 million from amounts recorded in deferred revenue as of December 31, 2023.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations recorded in deferred revenue at March 31, 2025 is $1.7 million. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining term of the Research Plan.
13. Net (Loss) Income per Share
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
The following table illustrates the determination of basic and diluted net income (loss) per share for each period presented (in thousands, except share and per share date):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net (loss) income	$(17,349)	$23,496
Denominator:
Weighted‑average common shares outstanding, basic	41,073,732	33,497,072
Effect of dilutive securities	—	1,293,853
Weighted‑average common shares outstanding, diluted	41,073,732	34,790,925

Net (loss) income per share, basic	$(0.42)	$0.70
Net (loss) income per share, diluted	$(0.42)	$0.68
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Unvested restricted stock units	2,696,774	69,080
Unvested performance stock units	438,500	—
Stock options to purchase common stock	5,952,688	3,842,929
	9,087,962	3,912,009
14. Segment Information

The Company manages its operations as a single segment. The Company’s Chief Operating Decision Maker ("CODM"), its Chief Executive Officer, manages the Company's operations on a consolidated basis for the purposes of assessing performance and making operating decisions. The segment measure of profit or loss is consolidated net (loss) income.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended:

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$20,558	$59,120
Less:
Research and development expenses
Direct research and development expenses
ENTR-601-44	4,734	3,279
ENTR-601-45	2,859	2,538
ENTR-601-50	692	2,643
ENTR-601-51	826	70
Collaboration services	876	753
Other preclinical and discovery	1,257	1,911
Unallocated research and development expenses
Personnel related (including stock-based compensation)	12,756	9,900
Facility related and other	8,074	7,514
Total research and development expenses	32,074	28,608
General and administrative expenses	10,274	9,399
Interest and other income	4,441	4,214
Provision for income taxes	—	1,831
Net (loss) income	$(17,349)	$23,496

Assets regularly provided to the CODM are consistent with those reported on the condensed consolidated balance sheets with particular emphasis on the Company's available liquidity, including its cash, cash equivalents and marketable securities balances. All of the Company's tangible assets are held in the United States.
15. Subsequent Events

On April 29, 2025, the Company announced a strategic plan designed to focus the Company’s resources on its expanding portfolio of clinical candidates in Duchenne muscular dystrophy (“DMD”) and key preclinical programs. Effective May 2, 2025, the new strategic plan will include enhanced hiring efforts to support planned global clinical trial execution in DMD, as well as focused workforce reductions in select research areas, which are expected to reduce the Company’s workforce by approximately 20%. The Company is prioritizing the acceleration of its DMD clinical candidates (ENTR-601-44, -45, -50, and -51), ocular programs and maturing platform investments. In connection with the new strategic plan, the Company expects to incur aggregate charges of approximately $2 million in total expenses related to the reduction in force, consisting primarily of one-time severance payments and continued healthcare benefits for a specific period of time. The costs are expected to be primarily incurred in the second quarter of 2025. The Company may also incur other charges or cash expenditures not currently contemplated or that cannot be currently estimated due to events that may occur as a result of, or be associated with, the new strategic plan and related workforce reduction. The workforce reduction is expected to be substantially completed by the end of the second quarter of 2025.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and the audited financial information and the notes thereto included in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the "SEC") on February 27, 2025 ("Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements contained in the following discussion and analysis.
Overview

We are a clinical-stage biopharmaceutical company aiming to transform the lives of patients by establishing a new class of medicines which engage intracellular targets that have long been considered inaccessible. We begin 2025 with significant momentum, having already obtained authorization to move forward with multiple ascending dose ("MAD") studies for ENTR-601-44 in the EU, the UK and the U.S., and for ENTR-601-45 in the UK. We expect to have initiated three clinical trials by year end in our DMD franchise (ENTR-601-44, ENTR-601-45, ENTR-601-50), complementing the ongoing progress of our VX-670 partnership with Vertex Pharmaceuticals Incorporated (“Vertex”). This regulatory progress follows positive preliminary data in healthy volunteers from a Phase 1 clinical trial, ENTR-601-44-101, reported in 2024.

Key business updates include:

•On February 3, 2025, we announced the receipt of authorization from the United Kingdom’s Medicines and Healthcare Products Regulatory Agency (“MHRA”) and Research Ethics Committee for our clinical study of an Investigational Medicinal Product to initiate ELEVATE-44-201, a Phase 1/2 multiple ascending dose (“MAD”) clinical study of ENTR-601-44 for the potential treatment of Duchenne muscular dystrophy (“Duchenne” or “DMD”) in patients with a confirmed mutation in the DMD gene amenable to exon 44 skipping.
•On February 24, 2025, we announced that the United States Food and Drug Administration (“FDA”) had lifted the clinical hold on the Investigational New Drug application (“IND”) for ENTR-601-44, and we received authorization to initiate ELEVATE-44-102, a Phase 1b MAD clinical study of ENTR-601-44 in adult DMD patients. We plan to initiate study enrollment in the first half of 2026.
•On March 24, 2025 we announced the receipt of authorization from the MHRA and Research Ethics Committee to initiate ELEVATE-45-201. ELEVATE-45-201 is a Phase 1/2 MAD clinical study of ENTR-601-45 for the potential treatment of Duchenne in patients with a confirmed mutation in the DMD gene amenable to exon 45 skipping. We also submitted for authorization in the EU. We are on track to initiate the study in the third quarter of 2025.
•On April 29, 2025, we announced a new strategic plan designed to focus our resources on our expanding portfolio of DMD clinical candidates (ENTR-601, -45, -50, and -51), key preclinical programs, including ocular, and maturing platform investments. The new strategic plan will include enhanced hiring efforts to support planned global clinical study execution in DMD, as well as focused reductions in select research areas, which are expected to reduce our workforce by approximately 20%.
•On May 8, 2025, we announced the receipt of authorization from the European Medicines Agency ("EMA") to initiate ELEVATE-44-201 in the EU. We are on track to initiate ELEVATE-44-201 in the second quarter of 2025.
•Based on the positive preclinical data observed to date, we are on track to initiate a clinical study of our third Duchenne product candidate, ENTR-601-50, in patients who are exon 50 skipping amenable, in the fourth quarter of 2025.
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
Since inception, we have incurred significant net losses. As of March 31, 2025, we had an accumulated deficit of $146.7 million. Other than the recognition of revenue related to collaboration payments, we expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we advance our platform and therapeutic candidates. We will not generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more therapeutic candidates, if ever. If we obtain regulatory approval for any therapeutic candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.
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
As of March 31, 2025, we had cash, cash equivalents and marketable securities of $382.5 million. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of March 31, 2025 will be sufficient to fund our operations into the second quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
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
•our ability to hire and retain key research and development personnel to meet our strategic goals;
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

As part of the Tax Cuts and Jobs Act of 2017, beginning with the 2022 tax year, we are required to capitalize research and development expenses, as defined under Internal Revenue Code section 174. For expenses that are incurred for research and development in the U.S., the amounts will be amortized over 5 years, and expenses that are incurred for research and experimentation outside the United States will be amortized over 15 years. See Note 10, Income Taxes, for further discussion of our tax provisions for the three months ended March 31, 2025 and March 31, 2024.
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
Results of Operations
Comparison of the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Collaboration revenue	$20,558	$59,120	$(38,562)
Operating expenses:
Research and development	32,074	28,608	3,466
General and administrative	10,274	9,399	875
Total operating expenses	42,348	38,007	4,341
(Loss) income from operations	(21,790)	21,113	(42,903)
Other income:
Interest and other income	4,441	4,214	227
Total other income	4,441	4,214	227
(Loss) income before provision for income taxes	(17,349)	25,327	(42,676)
Provision for income taxes	—	1,831	(1,831)
Net (loss) income	$(17,349)	$23,496	$(40,845)
Collaboration Revenue

Collaboration revenue was $20.6 million for the three months ended March 31, 2025 and $59.1 million for the three months ended March 31, 2024. The decrease was primarily a result of Collaboration revenue for the three months ended March 31, 2024 including a $38.7 million cumulative catch-up adjustment for the clinical advancement milestone achieved in the first quarter of 2024.

Research and Development Expenses

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Direct research and development expenses
ENTR-601-44	$4,734	$3,279	$1,455
ENTR-601-45	2,859	2,538	321
ENTR-601-50	692	2,643	(1,951)
ENTR-601-51	826	70	756
Collaboration services	876	753	123
Other preclinical and discovery	1,257	1,911	(654)
Unallocated research and development expenses
Personnel related (including stock-based compensation)	12,756	9,900	2,856
Facility related and other	8,074	7,514	560
Total research and development expenses	$32,074	$28,608	$3,466
Research and development expenses were $32.1 million for the three months ended March 31, 2025, compared to $28.6 million for the three months ended March 31, 2024. The increase of $3.5 million in research and development expenses was primarily attributable to:
•an increase of $2.9 million in personnel related costs driven by increased headcount in our research and development function, inclusive of stock-based compensation expense of $2.4 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively; and
•an increase of $0.6 million in facility related and other costs to support our expanding operations.
We expect that our research and development expenses will increase as we advance ENTR-601-44 and ENTR-601-45 through clinical trials, and ENTR-601-50 and ENTR-601-51 through preclinical development and into clinical trials, and continue to perform discovery work for future product candidates.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2025 were $10.3 million, compared to $9.4 million for the three months ended March 31, 2024. The increase of $0.9 million was primarily attributable to an increase in personnel costs as the headcount in our general and administrative function increased. Our general and administrative personnel costs are inclusive of stock-based compensation expense of $2.7 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively.
Interest and Other Income, net
Total interest and other income, net was $4.4 million for the three months ended March 31, 2025, compared to $4.2 million of interest and other income for the three months ended March 31, 2024. The increase was primarily driven by higher interest income from investments in debt securities due to us having more cash available to invest into debt securities.
Provision for Income Taxes
The Company recorded no income tax provision for the three months ended March 31, 2025 and an income tax provision of $1.8 million for the three months ended March 31, 2024. For three months ended March 31, 2024, the income tax provision recorded was driven largely by the $75 million clinical advancement milestone achieved in the first quarter of 2024.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2016, we have incurred significant operating losses. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $146.7 million and $129.3 million, respectively. We expect to generate significant operating losses and negative operating cash flows for the foreseeable future as we advance our EEV Platform and therapeutic candidates. Since our inception, we have raised over $850.0 million of gross proceeds from sales of stock to leading biotechnology investors and from the Vertex Agreement. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $382.5 million.
In September 2023, we entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC (the "Sales Agent") under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $150.0 million, in a series of one or more ATM equity offerings (the "2023 ATM Program"). The Sales Agent is not required to sell any specific share amounts but acts as the Company’s sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the Sales Agreement, shares will be sold pursuant to our shelf registration statement on Form S-3 (File No. 333-268099) filed with the SEC on November 1, 2022, including the base prospectus contained therein, as declared effective by the SEC on November 7, 2022. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. As of March 31, 2025 we have not sold any shares of common stock under the 2023 ATM Program.
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
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(38,507)	$(25,519)
Net cash provided by investing activities	4,783	26,147
Net cash provided by financing activities	350	206
Net (decrease) increase in cash, cash equivalents and restricted cash	$(33,374)	$834
Operating Activities
For the three months ended March 31, 2025, net cash used in operating activities was $38.5 million and was driven by our net loss of $17.3 million, net cash used in changes in our operating assets and liabilities of $25.9 million, adjustments for non-cash expenses relating to stock-based compensation expense of $5.1 million and depreciation expense of $0.9 million, and adjustments for non-cash income relating to accretion of premiums and discounts of $1.3 million.
For the three months ended March 31, 2024, net cash used in operating activities was $25.5 million and was driven by our net income of $23.5 million, net cash used in changes in our operating assets and liabilities of $51.6 million, adjustments for non-cash expenses relating to stock-based compensation expense of $3.7 million and depreciation expense of $0.9 million, and adjustments for non-cash income relating to accretion of premiums and discounts of $2.0 million.

Investing Activities
Net cash provided by investing activities was $4.8 million for the three months ended March 31, 2025, consisting primarily of $85.9 million from the maturities of marketable securities, partially offset by $80.0 million in purchases of marketable securities and $1.1 million of purchases of property and equipment.
Net cash provided by investing activities was $26.1 million for the three months ended March 31, 2024, consisting primarily of $123.9 million from the maturities of marketable securities, partially offset by $96.9 million in purchases of marketable securities and $0.9 million of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2025, consisting of $0.4 million in proceeds from stock option exercises.
Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2024, consisting of $0.2 million in proceeds from stock option exercises.
Future Funding Requirements
We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. In addition, we expect to incur additional costs associated with operating as a public company. Our operating expenses and future funding requirements are expected to increase substantially as we continue to advance our portfolio of programs. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of March 31, 2025 will be sufficient to fund our operations into the second quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
•hiring additional personnel, including research and development, clinical and commercial personnel, to meet our strategic goals;

•our ability to implement and achieve the expected cost savings in connection with the new strategic plan, including the reduction in force;
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
Contractual Obligations and Commitments
Lease Commitments
During the three months ended March 31, 2025, there were no material changes to our lease commitments from those described in Note 11, Leases, of our financial statements in the Annual Report.
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
We have also entered into license agreements under which we are obligated to make certain payments. During the three months ended March 31, 2025, there were no material changes to our commitments and contingencies related to our license agreements from those described in “Business—Intellectual property— License agreement with The Ohio State University” and Note 10, Commitments and Contingencies, to our financial statements in the Annual Report. For additional information regarding our license agreements, refer to Note 11, Commitments and Contingencies, to our condensed consolidated financial statements in this Quarterly Report.
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
Based on the market value of our common stock held by our non-affiliates as of the last business day of the fiscal quarter ended June 30, 2024, we no longer qualify as a “smaller reporting company” as defined in the Exchange Act, effective December 31, 2024. Therefore, beginning with this Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2025, we are no longer eligible to rely on the reduced disclosure and reporting requirements applicable to smaller reporting companies.
Recently Issued Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to interest rate market risk as part of our treasury and investment portfolio, which includes cash, cash equivalents and marketable securities held in readily available checking and money market accounts, as well as debt securities. As part of our investment portfolio, we own financial instruments that are sensitive to market risks. We invest in instruments that meet the credit quality standards outlined in our investment policy, which also limits the amount of credit exposure to any one issue or type of instrument. These instruments primarily include securities issued by the U.S. government and its agencies, investment-grade corporate bonds and money market funds. These investments are denominated in U.S. Dollars and none are held for trading purposes.

To date, changes in interest rates have not had a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 5% change in interest rates would not have a material effect on the fair market value of our investment portfolio. However, there can be no assurance that changes in interest rates will not have a material adverse impact on us in the future.
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and contract costs included within operating expenses. We do not believe inflation has had a material effect on our results of operations during the periods presented.
Foreign Currency Exchange Risk

We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States, and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency exchange rates in connection with these arrangements. To date, we have not experienced any material effects from foreign currency fluctuations. We believe an immediate hypothetical 5% change in foreign currency exchange rates would not have had a material effect on our results of operations during the periods presented.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 7, 2025, Ohio State Innovation Foundation (“OSIF”) filed a complaint in the United States District Court for the Southern District of Ohio against us, alleging claims for breach of contract related to the License Agreement, by and between us and OSIF, dated as of December 14, 2018, as amended. The dispute concerns our payment of sublicensing fees to OSIF arising from the Sublicense Agreement. The complaint seeks compensatory damages, pre-judgment and post-judgment interest, and attorneys' fees and costs, as well as an order for specific performance. We dispute OSIF’s claims and intend to vigorously defend against the claims. The parties are scheduled to mediate the dispute in the second quarter of 2025.
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
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a biopharmaceutical company with a limited operating history upon which our stockholders can evaluate our business and prospects. Most of our development programs, with the exception of ENTR-601-44, ENTR-601-45 and our partnered candidate VX-670, but including ENTR-601-50 and ENTR-601-51, are in preclinical development or in the drug discovery stage. We commenced operations in 2016, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing our proprietary, highly versatile and modular Endosomal Escape Vehicle (“EEV”) platform (“EEV Platform”), identifying therapeutic candidates, establishing our intellectual property portfolio and conducting research and preclinical studies. Our approach to the discovery and development of therapeutic candidates based on our EEV Platform is unproven, and we do not know whether we will be able to conduct clinical studies on any of our therapeutic candidates beyond ENTR-601-44, ENTR-601-45 and our partnered candidate VX-670, develop any therapeutic candidates that succeed in clinical development or produce products of commercial value. As an organization, the only clinical trial we have completed is our Phase 1 clinical trial of ENTR-601-44 in healthy volunteers in the UK, and we have not completed the clinical development of any therapeutic candidate nor have we obtained any regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any significant revenue from product sales. We have incurred significant net losses since inception. As of March 31, 2025, we had an accumulated deficit of $146.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.
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
The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, continue to initiate clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Failing to raise capital when needed or on attractive terms could force us to delay, reduce or eliminate our research and development programs or any future commercialization efforts. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of March 31, 2025 will be sufficient to fund our operations into the second quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in September 2023, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC acting as our agent and/or principal (the “Sales Agent”), with respect to an "at the market offering" program under which we may offer and sell, from time to time, at our sole discretion, shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. However, there can be no assurance that the Sales Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our therapeutic candidates. Our future capital requirements will depend on many factors, including, but not limited to:
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

We are early in our development efforts and all our development programs, including our lead therapeutic candidates ENTR-601-44, ENTR-601-45 and our partnered candidate VX-670, which are in the early clinical stage, and ENTR-601-50 and ENTR-601-51, which are in the preclinical or drug discovery stage. We have invested substantially all of our research efforts to date in developing our EEV Platform, identifying potential therapeutic candidates, conducting preclinical studies, and initiating early clinical studies. As an organization, the only clinical trial we have completed is our Phase 1 clinical trial of ENTR-601-44 in healthy volunteers in the UK, and we have not completed the clinical development of any therapeutic candidate nor have we submitted an application for regulatory approval, and we may be unable to do so for our therapeutic candidates. We have not completed CTA/IND-enabling studies for candidates other than ENTR-601-44, ENTR-601-45 and VX-670. We will need to complete these steps to support the progression of ENTR-601-44, ENTR-601-45, ENTR-601-50 and ENTR-601-51 into and/or through clinical studies in the United States. In addition, we have a development portfolio of programs that are in earlier stages of development and have not yet initiated or completed IND-enabling studies. We may never advance any additional therapeutic candidates through IND-enabling studies and receive authorization from the FDA, to proceed under an IND prior to initiating their clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our therapeutic candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
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
Using our platform, we are developing product features for medicines based on EEV peptides. Over time, our platform work led to commonalities, where a specific combination of EEV technologies, delivery technologies, and manufacturing processes generated a set of product features shared by multiple programs, for example, oligonucleotide- and protein-conjugated EEV peptides. This is what we call a “modality.” We are utilizing early programs in a modality, such as ENTR-601-44 for oligonucleotide-conjugated EEV peptides, to understand the technology risks within the modality, including manufacturing and pharmaceutical properties. Our lead therapeutic candidate, ENTR-601-44, is being developed to address DMD and we are highly dependent on the success of the future clinical trials of ENTR-601-44, the outcomes of which are uncertain, to further develop ENTR-601-45, our lead therapeutic candidate for patients with DMD with exon 45 skipping amenable mutations, ENTR-601-50, our therapeutic candidate for patients with DMD who are exon 50 skipping amenable and ENTR-601-51, our therapeutic candidate for patients with DMD who are exon 51 skipping amenable. Because ENTR-601-44 is our EEV therapeutic candidate furthest along in clinical development, if ENTR-601-44 encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, the value of our EEV Platform, including our other therapeutic candidates such as ENTR-601-45, ENTR-601-50, ENTR-601-51, and our partnered candidate VX-670, could be greatly diminished and our development plans and business would be significantly harmed.
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
The risk of failure in developing therapeutic candidates is high. It is impossible to predict when or if any therapeutic candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any therapeutic candidate, we must complete preclinical development, submit an IND or foreign equivalent to permit initiation of clinical studies, and then conduct extensive clinical trials to demonstrate the safety and efficacy of therapeutic candidates in humans. As an organization, we submitted an IND for ENTR-601-44 in the fourth quarter of 2022 which was subsequently placed on clinical hold until earlier this year. Although we were successful in resolving this clinical hold, there can be no assurance that our ongoing and planned trials will not be placed on clinical hold in the future. Any such hold or other delay could impact our ability to complete or initiate our ongoing or planned trials. We have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted a New Drug Application (“NDA”), Biologics License Application (“BLA”) or other comparable foreign regulatory submission for any therapeutic candidate. In addition, we have had limited interactions with the FDA and comparable foreign regulatory authorities and cannot be certain how many clinical trials of ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, our partnered candidate VX-670 or any other therapeutic candidates will be required or how such trials should be designed. Consequently, we and our partner may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to approval of any of our therapeutic candidates. Clinical trials may fail to demonstrate that our therapeutic candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.
Before we can commence clinical trials for a therapeutic candidate, we must complete extensive preclinical testing and studies that support our INDs and other regulatory filings. We cannot be certain of the timely identification of a therapeutic candidate or the completion or outcome of our preclinical testing and studies and cannot predict whether the FDA or other comparable regulatory authorities will accept our proposed clinical programs or whether the outcome of our preclinical testing and studies will ultimately support the further development of any therapeutic candidates. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. As a result, we cannot be sure that we will be able to submit INDs or foreign equivalents for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of such applications will result in the FDA or other regulatory authority allowing clinical trials to begin. In addition, if our efforts in the United States and elsewhere are not successful, we may not be able to complete a clinical development program that enables the approval and marketing of our therapeutic candidates as planned, or at all. Furthermore, therapeutic candidates are subject to continued preclinical safety studies, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical trials and could impact our ability to continue to conduct our clinical trials.
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

The clinical development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, import, export, marketing, distribution and adverse event reporting, including the submission of safety and other information, of our therapeutic candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market our therapeutic candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the therapeutic candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a therapeutic candidate for many reasons. For example, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. Despite the time and expense invested in clinical development of therapeutic candidates, regulatory approval is never guaranteed. Neither we nor any current or future collaborator is permitted to market any of our therapeutic candidates in the United States until we receive approval from the FDA.
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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our proprietary EEV Platform, which leverages a novel and unproven approach. While we have observed favorable preclinical study results based on our EEV Platform, we have not yet succeeded and may not succeed in demonstrating sufficient efficacy and safety to enable the approval of any therapeutic candidates as a result of our clinical trials or obtain marketing approval thereafter. Our lead therapeutic candidates, with the exception of ENTR-601-44, ENTR-601-45 and our partnered candidate VX-670, but including ENTR-601-50 and ENTR-601-51, are in preclinical development or in the drug discovery stage. Our research methodology and novel approach to intracellular therapeutics may be unsuccessful in identifying additional therapeutic candidates, and any therapeutic candidates based on our EEV Platform may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the therapeutic candidates unmarketable or unlikely to receive marketing approval. Further, because all of our therapeutic candidates and development programs are based on our EEV Platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.
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
We may expend our limited resources to pursue particular therapeutic candidates or indications, such as our initial focuses on developing ENTR-601-44 and ENTR-601-45, and fail to capitalize on therapeutic candidates or indications that may be more profitable or for which there is a greater likelihood of success.
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
We anticipate we will conduct clinical trials of our therapeutic candidates in the United States and internationally. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions or may not be accepted at all. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of its applicable jurisdiction. For example, we are initially advancing the ENTR-601-44 program in the EU and the UK, and we have not yet conducted any clinical trials for this program in the United States. We also plan to initiate our first clinical trial for the ENTR-601-45 program in the UK. If the FDA does not accept data from such trials, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our therapeutic candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
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

The regulations that govern regulatory approvals, pricing and reimbursement for new products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a therapeutic candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the therapeutic candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the therapeutic candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more therapeutic candidates, even if our therapeutic candidates obtain marketing approval. For more information, see “Business — Coverage, Pricing and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. (“PTC”) and AGAMREE (valmorolone) is a novel alternative FDA approved steroid marketed by Catalyst Pharmaceuticals. Duvyzat (givinostat), marketed by ITF Therapeutics, is an oral histone deacetylase inhibitor that works by targeting the pathogenic processes to reduce inflammation and loss of muscle. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are phosphorodiamidate morpholino oligomers (“PMOs”) approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc. (“Sarepta”), and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. (“Nippon”). Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Nippon, which is in a Phase 2 clinical trial for patients amenable to exon 44 skipping, PTC with ataluren, a small molecule targeting nonsense mutations, which has resubmitted for approval in the United States in 2024 after a prior rejection, Avidity Biosciences, Inc. (“Avidity”), which announced plans to file a BLA by the end of 2025 using data from its Phase 2/3 clinical trial with antibody oligonucleotide conjugates for exon 44 (AOC-1044), and has similar programs for patients amenable to exon 45, and exon 51 skipping in preclinical development, Wave Life Sciences Ltd., which has announced data for WVE-N531, a clinical candidate that is designed to target exon 53 within the dystrophin gene, Dyne Therapeutics, Inc. (“Dyne”), which is pursuing antibody fragment-oligonucleotide conjugates for exons 44, 45, 51 (clinical candidate DYNE-251 to be filed with the FDA in 2026), and 53, PepGen, Inc. with PGN-EDO51, a clinical candidate designed to address exon 51, along with discovery programs targeting exons 53, 44, and 45, and BioMarin Pharmaceutical Inc., which recently announced a Phase 1/2 dose escalation trial for BMN 351, an antisense oligonucleotide therapy for exon 51. In addition, several companies are developing gene therapies to treat DMD, including Sarepta (SRP-9001; delandistrogene moxeparvovec-rokl which is approved for patients with a confirmed mutation that are at least 4 years of age), Solid Biosciences Inc. (SGT-003), and REGENXBIO (RGX-202). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta. We are also aware of several companies targeting non-dystrophin mechanisms (promotion of regeneration and/or protection of muscle) for the treatment of DMD.

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
Our new strategic plan and the associated workforce reduction announced in April 2025 may not result in anticipated cost savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
In April 2025, we announced a new strategic plan designed to focus our resources on our expanding portfolio of clinical candidates in DMD and key preclinical programs. The new strategic plan includes enhanced hiring efforts to support planned global clinical trial execution in DMD, as well as focused workforce reductions in select research areas, which are expected to reduce our workforce by approximately 20%. The estimates of the charges and cash expenditures that we expect to incur in connection with the new strategic plan and related workforce reduction, and the timing thereof, are subject to a number of assumptions, and we may incur costs that are greater than we currently expect. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating structure from our new strategic efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the new strategic plan, our results of operation and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or related activities in the future. Such cost reduction efforts may in the future adversely affect our ability to attract and retain employees, and may adversely affect our culture and impact our ability to effectively pursue our business strategy. Furthermore, our new strategic plan may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us seeking contract support which may result in unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, and clinical personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.
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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our therapeutics. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our therapeutic candidates, if any, may be. It is also possible that additional governmental action is taken in response to pandemics or global health crises. For more information, see the section entitled “Business — Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, defending against any such actions can be costly and time-consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected. For more information, see the section “Business — Healthcare Law and Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Certain features in our therapeutic candidates, including those related to proteins and oligonucleotides, and their components, may result in foreseen and unforeseen risks that are active across some or all of our modalities. In addition, the biology risk across much of our development portfolio represents targets and pathways not clinically validated by one or more approved drugs. While we believe we have made progress in seeking to reduce biology risk in certain settings, the risk that the targets or pathways that we have selected may not be effective could continue to apply across our current and future programs. Any such portfolio spanning risks, whether known or unknown, if realized in any one of our programs would have a material and adverse effect on our other programs and on our business as a whole.
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

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our therapeutic programs, eventual therapeutic candidates, and proprietary technologies. For example, we rely on a license from OSIF, an affiliate of The Ohio State University (“OSU”) to certain patent rights and know-how of OSU. Our license agreement with OSIF imposes, and we expect that any future license agreement will impose, specified diligence, milestone payments, royalty payments, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. These milestone payments, and other payments associated with the license, will make it less profitable for us to develop and potentially commercialize our therapeutic candidate. If this agreement is terminated, we could lose intellectual property rights that may be important to our business, potentially be liable for damages to the licensor or potentially be prevented from developing and commercializing our therapeutic candidate. Termination of the agreement or reduction or elimination of our rights under the agreement may also potentially result in us being required to negotiate a new or reinstated agreement with less favorable terms, and it is possible that we may be unable to obtain any such additional license at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to spend significant time and resources to redesign our therapeutic candidate or the method for manufacturing it or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. For more information on the terms of the license agreement with OSIF, see “Business — Intellectual property — License Agreement with The Ohio State University” and Note 10, Commitments and Contingencies, to our consolidated financial statements included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
The success of our business may depend in part on our ability to acquire, in-license or use third-party proprietary rights. For example, our therapeutic candidates may require specific formulations to work effectively and efficiently, we may develop therapeutic candidates containing our compounds and pre-existing pharmaceutical compounds, or we may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our therapeutic candidates, any of which could require us to obtain rights to use intellectual property held by third parties. In addition, with respect to any patents we may co-own with third parties, we may require licenses to such co-owners interest to such patents. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Were that to happen, we may need to cease use of the compositions or methods covered by those third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, which means that our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.
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
Risks Related to Ownership of Our Common Stock
We do not know whether an active, liquid and orderly trading market will be sustained for our common stock and as a result it may be difficult for our stockholders to sell their shares of our common stock.
Although our common stock is listed on the Nasdaq Global Market, an active trading market for our common stock may not be sustained. If a market for our common stock is not sustained, it may be difficult for our stockholders to sell their shares at the time they wish to sell them or at a price that they consider reasonable. The lack of a sustained active market may also reduce the fair market value of our stockholders’ shares. Furthermore, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies, technologies or other assets by using our shares of common stock as consideration.
Recent volatility in capital markets and lower market prices for many securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.

Our operations consume substantial amounts of cash, and we intend to continue to make significant investments to support our strategic goals, including near-term value creation and workforce capability evolution, respond to business challenges or opportunities, develop new solutions, improve our existing solutions, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

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
Unstable market and global economic conditions, political instability and geopolitical events may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. For example, inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our business could also be impacted by volatility caused by geopolitical events within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in the U.S. federal policy that affect the geopolitical landscape and the ongoing conflicts in Ukraine and the Middle East. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Additionally, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

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

Our business is affected by macroeconomic conditions, including rising inflation, tariffs, interest rates and supply chain constraints.
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates, tariffs and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on our product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and manufacturers to manufacture clinical trial materials for our product candidates.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 72% of our outstanding voting stock as of March 31, 2025. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our 2021 Plan and 2025 Inducement Equity Plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, supporting commercialization efforts, expanding research and development activities for key preclinical programs and covering costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.
Pursuant to our 2021 Stock Option and Incentive Plan (the “2021 Plan”), our management is authorized to grant stock options to our employees, directors and consultants. Additionally, pursuant to our 2025 Inducement Equity Plan (the “2025 Inducement Plan”), our board of directors or compensation committee of the board of directors are authorized to grant equity awards to induce highly qualified prospective employees who are not currently employed by the Company to accept employment with the Company. If the number of shares reserved under our 2021 Plan and/or the 2025 Inducement Plan is increased pursuant to the terms of the 2021 Plan and the 2025 Inducement Plan, as applicable, our stockholders may experience additional dilution, which could cause our stock price to fall.
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
We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
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
Any provision of our Charter, our Bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.
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
Disruptions at the FDA and other government agencies caused by reduction in staffing, funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. The Trump Administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns or staffing changes prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our future regulatory submissions, which could have a material adverse effect on our business.

Effective December 31, 2024, we no longer qualify as a "smaller reporting company" and, commencing with this Quarterly Report, we are no longer able to take advantage of reduced disclosure and reporting requirements applicable to smaller reporting companies.

Based on the market value of our common stock held by our non-affiliates as of the last business day of the fiscal quarter ended June 30, 2024, we no longer qualify as a “smaller reporting company” as defined in the Exchange Act, effective December 31, 2024. Therefore, beginning with this Quarterly Report, we are no longer eligible to rely on the reduced disclosure and reporting requirements applicable to smaller reporting companies. Any failure to comply with the increased disclosure and reporting requirements could have an adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds, and Issuer Purchases of Equity
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2025 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").
Recent Sales of Unregistered Equity Securities
None.
Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2025, our officers and directors took the following actions with respect to 10b5-1 trading arrangements:

Trading Arrangement
Name (Title)	Action	Date	Type of Trading Arrangement	Nature of Trading Arrangement	Aggregate Maximum Number of Shares that may be Sold	Expiration Date
Kory Wentworth (Chief Financial Officer)	Adopt	3/6/2025	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company's common stock pursuant to the terms of the plan	68,067(1)	6/16/2026
Nathan Dowden (President and Chief Operating Officer)	Adopt	3/7/2025	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company's common stock pursuant to the terms of the plan	76,756(1)	7/1/2026
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
Date: May 8, 2025

ENTRADA THERAPEUTICS, INC.

By:	/s/ Dipal Doshi
Name:	Dipal Doshi
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Kory Wentworth
Name:	Kory Wentworth
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)