Form 10-Q
period 2025-06-30
Entrada Therapeutics, Inc.
filed 2025-08-06
CIK 1689375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, the registrant had 38,037,079 shares of common stock, $0.0001 par value per share, outstanding.

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
•the impact of macroeconomic and geopolitical developments on our business, including rising inflation and capital market disruptions, changes in U.S. governmental agencies, new or increased international tariffs and retaliatory tariffs, trade protection measures, military conflicts, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets;
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$72,482	$101,211
Marketable securities	281,530	318,787
Collaboration receivable	1,180	3,680
Prepaid expenses and other current assets	13,954	16,361
Total current assets	369,146	440,039
Property and equipment, net	9,807	10,928
Restricted cash	3,950	3,950
Right-of-use assets, operating leases	65,681	71,120
Other non-current assets	199	284
Total assets	$448,783	$526,321
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,857	$4,259
Accrued expenses and other current liabilities	11,795	13,343
Income taxes payable	—	667
Operating lease obligations, current portion	5,462	7,559
Deferred revenue, current portion	689	13,654
Total current liabilities	19,803	39,482
Operating lease obligations, net of current portion	49,281	51,648
Deferred revenue, net of current portion	194	6,513
Total liabilities	69,278	97,643
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.0001; 150,000,000 shares authorized; 38,033,970 shares issued and outstanding as of June 30, 2025; and 37,585,944 shares issued and 37,574,538 shares outstanding as of December 31, 2024	4	4
Additional paid‑in capital	568,897	558,061
Accumulated other comprehensive income (loss)	400	(43)
Accumulated deficit	(189,796)	(129,344)
Total stockholders’ equity	379,505	428,678
Total liabilities and stockholders’ equity	$448,783	$526,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$1,950	$94,694	$22,508	$153,814
Operating expenses:
Research and development	37,877	32,035	69,951	60,643
General and administrative	10,922	9,236	21,196	18,635
Total operating expenses	48,799	41,271	91,147	79,278
(Loss) income from operations	(46,849)	53,423	(68,639)	74,536
Other income:
Interest and other income	3,924	4,366	8,365	8,580
Total other income	3,924	4,366	8,365	8,580
(Loss) income before provision for income taxes	(42,925)	57,789	(60,274)	83,116
Provision for income taxes	178	2,758	178	4,589
Net (loss) income	$(43,103)	$55,031	$(60,452)	$78,527
Net (loss) income per share, basic	$(1.04)	$1.61	$(1.47)	$2.32
Net (loss) income per share, diluted	$(1.04)	$1.55	$(1.47)	$2.23
Weighted‑average common shares outstanding, basic	41,338,752	34,180,549	41,206,974	33,838,811
Weighted‑average common shares outstanding, diluted	41,338,752	35,507,029	41,206,974	35,148,221
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(37)	(83)	443	(524)
Total other comprehensive (loss) income	(37)	(83)	443	(524)
Total comprehensive (loss) income	$(43,140)	$54,948	$(60,009)	$78,003
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	37,574,538	$4	$558,061	$(43)	$(129,344)	$428,678
Issuance of common stock upon exercise of stock options	40,984	—	350	—	—	350
Vesting of early exercised options	1,676	—	14	—	—	14
Vesting of restricted stock units	325,085	—	—	—	—	—
Stock‑based compensation	—	—	5,087	—	—	5,087
Other comprehensive income	—	—	—	480	—	480
Net loss	—	—	—	—	(17,349)	(17,349)
Balances at March 31, 2025	37,942,283	$4	$563,512	$437	$(146,693)	$417,260
Issuance of common stock upon exercise of stock options	12,106	$—	$20	$—	$—	$20
Vesting of restricted stock units	29,163	—	—	—	—	—
Purchase of common stock under the employee stock purchase plan	50,418	—	317	—	—	317
Stock‑based compensation	—	—	5,048	—	—	5,048
Other comprehensive loss	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(43,103)	(43,103)
Balances at June 30, 2025	38,033,970	$4	$568,897	$400	$(189,796)	$379,505

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	33,437,296	$3	$437,132	$195	$(194,970)	$242,360
Issuance of common stock upon exercise of stock options	30,888	—	206	—	—	206
Vesting of early exercised options	3,411	—	13	—	—	13
Vesting of restricted stock units	132,458	—	—	—	—	—
Stock‑based compensation	—	—	3,733	—	—	3,733
Other comprehensive loss	—	—	—	(441)	—	(441)
Net income	—	—	—	—	23,496	23,496
Balances at March 31, 2024	33,604,053	$3	$441,084	$(246)	$(171,474)	$269,367
Issuance of common stock upon exercise of stock options	166,155	$—	$1,104	$—	$—	$1,104
Vesting of early exercised options	3,411	—	13	—	—	13
Vesting of restricted stock units	11,490	—	—	—	—	—
Purchase of common stock under the employee stock purchase plan	20,384	—	263	—	—	263
Issuance of common stock and pre-funded warrants in registered direct offering, net of issuance costs of $392	3,367,003	1	99,607	—	—	99,608
Stock‑based compensation	—	—	4,622	—	—	4,622
Other comprehensive loss	—	—	—	(83)	—	(83)
Net income	—	—	—	—	55,031	55,031
Balances at June 30, 2024	37,172,496	$4	$546,693	$(329)	$(116,443)	$429,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(60,452)	$78,527
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	1,980	1,844
Stock‑based compensation expense	10,135	8,355
Amortization/(accretion) of marketable securities	(2,299)	(4,298)
Changes in operating assets and liabilities:
Collaboration receivable	2,500	(1,796)
Prepaid expenses and other current assets	2,407	(192)
Right-of-use assets, operating leases	5,439	5,104
Other non-current assets	85	2,043
Accounts payable	(2,231)	(1,541)
Accrued expenses and other current liabilities	(1,145)	(906)
Income tax payable	(667)	87
Operating lease liabilities	(4,464)	(3,787)
Deferred revenue	(19,284)	(69,126)
Net cash (used in) provided by operating activities	(67,996)	14,314
Cash flows from investing activities:
Purchases of property and equipment	(1,419)	(1,884)
Purchases of marketable securities	(96,574)	(207,627)
Maturities of marketable securities	136,573	211,275
Net cash provided by investing activities	38,580	1,764
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in registered direct offering, net of issuance costs paid	—	100,000
Proceeds from exercise of stock options	370	1,310
Proceeds from issuance of common stock under the employee stock purchase plan	317	263
Net cash provided by financing activities	687	101,573
Net (decrease) increase in cash, cash equivalents, and restricted cash	(28,729)	117,651
Cash, cash equivalents, and restricted cash at beginning of period	105,161	71,552
Cash, cash equivalents, and restricted cash at end of period	$76,432	$189,203
Supplemental cash flow disclosures:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$321
Vesting of options early exercised subject to repurchase	$14	$26
Deferred offering costs included in accrued expenses	$—	$392
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Nature of the Business
Organization

Entrada Therapeutics, Inc. ("Entrada" or the "Company") is a clinical-stage biopharmaceutical company aiming to transform the lives of patients by establishing a new class of medicines which engage intracellular targets that have long been considered inaccessible. The Company’s Endosomal Escape Vehicle ("EEV™")-therapeutics are designed to enable the efficient delivery of a wide range of therapeutics into a variety of organs and tissues, resulting in an improved therapeutic index. The Company was incorporated in Delaware on September 22, 2016, and its principal offices are located in Boston, Massachusetts.
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
In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Since its inception, the Company has incurred significant net losses. As of June 30, 2025, the Company had an accumulated deficit of $189.8 million. To date, the Company has funded its operations primarily through the sale of equity securities and collaboration payments. Other than the recognition of revenue related to collaboration payments, the Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities of $354.0 million as of June 30, 2025 will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its business strategy and may pursue additional cash resources through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing, or other arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed or on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
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

2. Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission (the "SEC") on February 27, 2025 (the "Annual Report"), except as described below.
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted, as is permitted by GAAP. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2025 and December 31, 2024, and results of operations for the interim periods ended June 30, 2025 and 2024.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. In particular, the standard will require more detailed information in the income tax rate reconciliation, as well as the disclosure of income taxes paid disaggregated by jurisdiction, among other enhancements. The standard is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. We anticipate that the adoption of this ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.
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
3. Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. At June 30, 2025 and December 31, 2024, cash and cash equivalents include standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries.
As of June 30, 2025 and December 31, 2024, restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities located at One Design Center Place, Boston, Massachusetts. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$72,482	$101,211
Restricted cash	3,950	3,950
Total cash, cash equivalents and restricted cash	$76,432	$105,161
4. Marketable Securities
The following are summaries of the Company's marketable securities at June 30, 2025 and December 31, 2024 (in thousands).

	As of June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$124,092	$68	$(61)	$124,099
Corporate debt securities	28,719	42	(2)	28,759
Total securities with a maturity of one year or less	$152,811	$110	$(63)	$152,858

U.S. government agency securities and treasuries	123,412	388	(51)	123,749
Corporate debt securities	4,907	16	—	4,923
Total securities with a maturity of more than one year	$128,319	$404	$(51)	$128,672
Total available-for-sale securities	$281,130	$514	$(114)	$281,530

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$148,673	$196	$(1)	$148,868
Corporate debt securities	58,210	118	(16)	58,312
Total securities with a maturity of one year or less	$206,883	$314	$(17)	$207,180

U.S. government agency securities and treasuries	105,145	19	(404)	104,760
Corporate debt securities	6,801	46	—	6,847
Total securities with a maturity of more than one year	$111,946	$65	$(404)	$111,607
Total available-for-sale securities	$318,829	$379	$(421)	$318,787

As of June 30, 2025, the Company had 12 marketable securities with a total fair market value of $82.0 million in an unrealized loss position. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss). The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities as available for sale.

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

As of June 30, 2025 and December 31, 2024, $2.2 million and $1.8 million, respectively, of accrued interest receivable was included in prepaid expenses and other current assets.
5. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$71,982	$—	$—	$71,982
Marketable securities:
U.S. government agency securities and treasuries	—	247,848	—	247,848
Corporate bonds	—	33,682	—	33,682
Total	$71,982	$281,530	$—	$353,512

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$100,711	$—	$—	$100,711
Marketable securities:
U.S. government agency securities and treasuries	$—	$253,628	$—	$253,628
Corporate bonds	—	65,159	—	65,159
Total	$100,711	$318,787	$—	$419,498
(1)The cash equivalent amounts above do not include $0.5 million of cash related to checking accounts included in cash and cash equivalents as of June 30, 2025 and December 31, 2024. These amounts are excluded as no valuation is needed for cash in checking accounts.
Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. The Company measures its debt securities at fair value on a recurring basis using inputs that are observable or can be corroborated by observable market data and classifies those instruments within Level 2 of the fair value hierarchy.

6. Property and Equipment, Net
Property and equipment, net consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Laboratory equipment	$16,366	$15,686
Furniture and fixtures	2,303	2,303
Computer equipment	431	431
Leasehold improvements	2,046	1,932
Total property and equipment	21,146	20,352
Less: accumulated depreciation	(11,339)	(9,424)
Property and equipment, net	$9,807	$10,928
Depreciation expense for the three months ended June 30, 2025 and 2024 was $1.1 million and $0.9 million, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $2.0 million and $1.8 million, respectively.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Employee compensation and benefits	$4,220	$7,391
External research and development expenses	6,180	4,265
General and administrative professional service expenses	922	648
Other	473	1,039
Total accrued expenses and other current liabilities	$11,795	$13,343
8. Common Stock and Preferred Stock
Common Stock
As of June 30, 2025 and December 31, 2024, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share.
In September 2023, the Company entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC, acting as the Company's agent and/or principal (the "Sales Agent"), with respect to an "at the market offering" program under which the Company may, from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. During the six months ended June 30, 2025, there have been no sales of common stock pursuant to the Sales Agreement.
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
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance as of:

	June 30, 2025	December 31, 2024
Exercise of outstanding stock options	6,008,644	5,336,407
Vesting of outstanding restricted stock units	2,484,038	1,968,374
Vesting of outstanding performance stock units	438,500	438,500
Future awards under the 2021 Stock Option and Incentive Plan	1,195,876	1,264,247
Future awards under the 2021 Employee Stock Purchase Plan	1,453,439	1,128,095
Future awards under the 2025 Inducement Plan	246,180	—
Total shares of authorized common stock reserved for future issuance	11,826,677	10,135,623
Preferred Stock
As of June 30, 2025 and December 31, 2024, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share, in one or more series and to fix the rights, preferences, privileges and restrictions thereof. As of June 30, 2025 and December 31, 2024, there were no shares of undesignated preferred stock issued or outstanding.
9. Stock-Based Compensation
2021 Stock Option and Incentive Plan
The total remaining shares of common stock authorized for issuance under the 2021 Stock Option and Incentive Plan (the "2021 Plan") increased from 7,230,834 as of December 31, 2024 to 8,361,873 as of June 30, 2025 primarily due to the automatic annual increase provision of the 2021 Plan.
2016 Stock Incentive Plan
The total remaining shares of common stock authorized for issuance under the 2016 Stock Incentive Plan as of June 30, 2025 and December 31, 2024 were 1,741,365 shares and 1,776,694 shares, respectively.
2021 Employee Stock Purchase Plan
The total remaining shares of common stock authorized for issuance under the 2021 Employee Stock Purchase Plan (the "2021 ESPP") increased from 1,128,095 as of December 31, 2024 to 1,453,439 as of June 30, 2025 primarily due to the automatic annual increase provision of the 2021 ESPP.
2025 Inducement Equity Plan

In March 2025, the Company's board of directors adopted the Entrada Therapeutics, Inc. 2025 Inducement Equity Plan (the "2025 Inducement Plan"). The 2025 Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, and dividend equivalent rights with respect to an aggregate of 270,000 shares of Common Stock (subject to adjustment as provided in the 2025 Inducement Plan). Awards under the 2025 Inducement Plan may only be granted to new employees who were not previously employed by the Company or its affiliates, as an inducement material to such new employees' entry into employment with the Company or its affiliates, in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). As of June 30, 2025, 270,000 shares remained authorized for issuance under the 2025 Inducement Plan.
Stock-Based Compensation
Stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses	$2,141	$2,014	$4,507	$3,627
General and administrative expenses	2,907	2,608	5,628	4,728
Total	$5,048	$4,622	$10,135	$8,355
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted during the six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Risk‑free interest rate	4.04%	4.16%
Expected volatility	78%	75%
Expected dividend yield	—	—
Expected term (in years)	6.00	6.00
Early Exercise of Unvested Stock Options
Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in current liabilities on the condensed consolidated balance sheet. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. Vesting can occur in the year of exercise and thereafter. There were no unvested shares and 1,676 unvested shares related to early exercises of stock options as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, there was no liability associated with the unvested early exercise of stock options. As of December 31, 2024, the liability associated with the unvested early exercise of stock options was less than $0.1 million.

Stock Options
The following table summarizes the Company’s stock option activity during the six months ended June 30, 2025:

	Number of Shares	Weighted‑ Average Exercise Price

Outstanding as of December 31, 2024	5,336,407	$11.87
Granted	829,050	11.28
Exercised	(53,090)	7.07
Forfeited	(103,723)	13.56
Outstanding as of June 30, 2025	6,008,644	$11.80
Exercisable as of June 30, 2025(1)	4,175,861	$11.40
(1)This represents the number of vested and unvested options exercisable as of June 30, 2025.
The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $7.90 per share and $9.62 per share, respectively. As of June 30, 2025, there was $14.8 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.
Restricted Stock Units
During the six months ended June 30, 2025, restricted stock units ("RSUs") were granted to employees with vesting conditions based on continued service over time. Accordingly, stock-based compensation expense for such awards is recognized using a straight-line attribution model over the vesting term of each RSU. The fair value of each RSU is based on the closing price of the Company's common stock on the date of grant.
A summary of restricted stock activity during the six months ended June 30, 2025 is as follows:

	Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested as of December 31, 2024	1,968,374	$14.14
Granted	1,114,355	$11.82
Vested	(354,248)	$13.20
Forfeited	(244,443)	$13.70
Unvested as of June 30, 2025	2,484,038	$13.40
As of June 30, 2025, there was $28.4 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 2.9 years.
Performance Stock Units
As of both June 30, 2025 and December 31, 2024, there were 438,500 PSUs outstanding. The PSUs will vest upon achievement of certain clinical milestones and continued employment thereafter.
As of June 30, 2025, no PSUs were vested and no stock-based compensation expense was recognized as the performance conditions were not deemed probable. As of June 30, 2025, there was $6.5 million of unrecognized stock-based compensation expense related to unvested PSUs.

10. Income Taxes
In accordance with ASC 740, "Income Taxes" interim reporting guidance, the Company records income tax expense in any interim period based on the estimated effective tax rate for the fiscal year for those tax jurisdictions in which the Company can reliably estimate the effective tax rate. The calculation of the estimated effective tax rate requires an estimate of pre-tax income by tax jurisdiction as well as total tax expense for the fiscal year. Accordingly, the annual estimated effective tax rate is subject to adjustment if there are changes to the initial estimates of total tax expense or pre-tax income.

Provision for Income Taxes
The Company recorded income tax expense of $0.2 million for both the three and six months ended June 30, 2025. The Company recorded income tax expense of $2.8 million for the three months ended June 30, 2024 and $4.6 million for the six months ended June 30, 2024. For both the three and six months ended June 30, 2024, the income tax provision recorded was driven largely by the $75 million clinical advancement milestone achieved in the first quarter of 2024.

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

The Company recognizes interest and penalties owed to taxing authorities as part of the provision for income taxes. As of June 30, 2025, the Company had no unrecognized tax benefits. The Company currently anticipates that there will be no change in its unrecognized tax benefits in the next twelve months.
11. Commitments and Contingencies
The Company's commitments, including significant license agreements, are disclosed in Note 10 Commitments and Contingencies in the audited financial statements for the year ended December 31, 2024, and notes thereto, included in the Annual Report. Since the date of those financial statements, there have been no material changes to its commitments, other than as noted below.
Reduction in Force
On April 29, 2025, the Company's board of directors approved a strategic plan, designed to increase the focus of the Company’s resources on its expanding portfolio of clinical candidates in Duchenne muscular dystrophy (“DMD”) and key preclinical programs. In connection with the new strategic plan, the Company reduced its workforce by approximately 20% (the "Reduction"). The Reduction was substantially completed during the second quarter of 2025.
As a result of the Reduction, the Company incurred a total charge of $1.9 million, primarily consisting of one-time severance payments and employee termination-related benefits, during the three months ended June 30, 2025. $1.7 million of the charge was recorded as research and development expenses and $0.2 million of the charge was recorded as general and administrative expenses. The Company does not expect to incur additional charges related to the Reduction. As of June 30, 2025, $1.6 million of the costs associated with the Reduction were paid and the remaining $0.3 million were accrued for and recorded in accrued expenses and other current liabilities.
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

During the three months ended June 30, 2025, the Company recognized $2.0 million in revenue under the Vertex Agreement, including $1.2 million of cost reimbursements and $0.8 million from amounts that were recorded in deferred revenue as of March 31, 2025. During the six months ended June 30, 2025, the Company recognized $22.5 million in revenue under the Vertex Agreement, including $2.8 million of cost reimbursements and $19.7 million from amounts that were recorded in deferred revenue as of December 31, 2024. In connection with nearing completion of its research activities for VX-670 under the Research Plan, during the first quarter of 2025, the Company revised its forecasted costs for Performance Obligation One. Accordingly, the Company recorded a cumulative catch-up adjustment of $12.3 million during the six months ended June 30, 2025.

During the three months ended June 30, 2024, the Company recognized $94.7 million of revenue under the Vertex Agreement, including $7.5 million of cost reimbursements and $87.2 million from amounts recorded in deferred revenue as of March 31, 2024. During the six months ended June 30, 2024, the Company recognized $152.8 million in revenue under the Vertex Agreement, including $9.6 million of cost reimbursements, $17.4 million related to a cumulative catch-up adjustment for the milestone achieved in the first quarter of 2024, and $125.8 million from amounts that were recorded in deferred revenue as of December 31, 2023.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations recorded in deferred revenue at June 30, 2025 is $0.9 million. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining term of the Research Plan.
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
The following table illustrates the determination of basic and diluted net income (loss) per share for each period presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(43,103)	$55,031	$(60,452)	$78,527
Denominator:
Weighted‑average common shares outstanding, basic	41,338,752	34,180,549	41,206,974	33,838,811
Effect of dilutive securities	—	1,326,480	—	1,309,410
Weighted‑average common shares outstanding, diluted	41,338,752	35,507,029	41,206,974	35,148,221

Net (loss) income per share, basic	$(1.04)	$1.61	$(1.47)	$2.32
Net (loss) income per share, diluted	$(1.04)	$1.55	$(1.47)	$2.23

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unvested restricted stock units	2,484,038	30,200	2,484,038	82,880
Unvested performance stock units	438,500	—	438,500	—
Stock options to purchase common stock	6,008,644	3,768,987	6,008,644	3,809,263
	8,931,182	3,799,187	8,931,182	3,892,143
14. Segment Information

The Company manages its operations as a single segment. The Company’s Chief Operating Decision Maker ("CODM"), its Chief Executive Officer, manages the Company's operations on a consolidated basis for the purposes of assessing performance and making operating decisions. The segment measure of profit or loss is consolidated net (loss) income.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$1,950	$94,694	$22,508	$153,814
Less:
Research and development expenses
Direct research and development expenses
ENTR-601-44	6,158	2,232	10,892	5,511
ENTR-601-45	4,576	588	7,435	3,126
ENTR-601-50	2,040	3,216	2,732	5,859
ENTR-601-51	2,855	46	3,681	116
Collaboration services	527	6,631	1,403	7,384
Other preclinical and discovery	1,224	2,028	2,481	3,939
Unallocated research and development expenses
Personnel related (including stock-based compensation)	13,231	9,912	25,987	19,812
Facility related and other	7,266	7,382	15,340	14,896
Total research and development expenses	37,877	32,035	69,951	60,643
General and administrative expenses	10,922	9,236	21,196	18,635
Interest and other income	3,924	4,366	8,365	8,580
Provision for income taxes	178	2,758	178	4,589
Net (loss) income	$(43,103)	$55,031	$(60,452)	$78,527

Assets regularly provided to the CODM are consistent with those reported on the condensed consolidated balance sheets with particular emphasis on the Company's available liquidity, including its cash, cash equivalents and marketable securities balances. All of the Company's tangible assets are held in the United States.
15. Subsequent Events

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act of 2025 ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including, among others, 100% bonus depreciation and domestic research cost expensing. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three months ended September 30, 2025, the Company will reflect any changes required to its financial statements as a result of the OBBBA. The Company is currently assessing the impact of the OBBBA, and an estimate of the financial impact cannot be made at this time.

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
Overview

We are a clinical-stage biopharmaceutical company aiming to transform the lives of patients by establishing a new class of medicines which engage intracellular targets that have long been considered inaccessible. Our Endosomal Escape Vehicle (EEV™)-therapeutics are designed to enable the efficient intracellular delivery of a wide range of therapeutics into a variety of organs and tissues, resulting in an improved therapeutic index. Our lead oligonucleotide programs are in development for the potential treatment of people living with Duchenne muscular dystrophy (DMD) who are exon 44, 45, 50 and 51 skipping amenable. We currently have two product candidates, ENTR-601-44 and ENTR-601-45, in clinical development and expect to file for regulatory clearance for a third, ENTR-601-50, in the fourth quarter of 2025. We reported positive preliminary data in healthy volunteers from a Phase 1 clinical trial of ENTR-601-44 in 2024 and anticipate reporting data from the global Phase 1/2 multiple ascending dose (MAD) portion of the study in the first half of 2026. We have also partnered with Vertex to develop a clinical-stage program, VX-670, for myotonic dystrophy type 1. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $354.0 million. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient to fund our operations into the second quarter of 2027.

During the second quarter of 2025, we continued to progress our portfolio and achieved the important milestone of first patient dosed in ELEVATE-44-201. We anticipate data from the first patient cohort of the multi-ascending dose trial in the first half of 2026. We also initiated ELEVATE-45-201 and remain on track to dose the first patient in the third quarter of 2025. We anticipate data from the first patient cohort in mid-2026. Operationally, we strengthened the team in key areas including clinical development and medical affairs, as we continue to activate multiple clinical trial sites in the U.K. and EU for both ELEVATE-44-201 and ELEVATE-45-201. By year end, we expect to have three clinical-stage programs in our DMD franchise (ENTR-601-44, ENTR-601-45, ENTR-601-50), complementing the ongoing progress of our VX-670 partnership with Vertex Pharmaceuticals Incorporated (“Vertex”). This clinical development progress builds upon positive preliminary data in healthy volunteers from a Phase 1 clinical trial, ENTR-601-44-101, as first reported in 2024.

Key business updates include:

Development Pipeline

Since January 2025, Entrada has advanced multiple clinical programs in people living with Duchenne muscular dystrophy (DMD) in the U.K., EU and U.S. These programs include:

•ELEVATE-44-201: First patient dosed in the global Phase 1/2 multiple ascending dose (MAD) portion of the clinical study of ENTR-601-44 in ambulatory patients living with DMD who are amenable to exon 44 skipping. Multiple clinical trial sites in the U.K. and EU have been activated and are screening patients. We expect to report data from Cohort 1 (6 mg/kg patient dose) during the first half of 2026, with data from Cohort 2 and Cohort 3 (up to 18 mg/kg) to follow.
•ELEVATE-44-102: Planned Phase 1b MAD clinical study of ENTR-601-44 in ambulatory and non-ambulatory adults living with DMD. The study will run in the U.S. and is on track to initiate in the first half of 2026.
•ELEVATE-45-201: Initiated a global Phase 1/2 MAD clinical study of ENTR-601-45 in ambulatory patients living with DMD who are amenable to exon 45 skipping. The study received authorization in the U.K. (March 2025) and EU (May 2025). Multiple clinical study sites have been activated and the study is on track to dose the first patient in the third quarter of 2025. We expect to report data from Cohort 1 (5 mg/kg) in mid-2026, with data from Cohort 2 and Cohort 3 (up to 15 mg/kg) to follow.
•ENTR-601-50 and ENTR-601-51: We expect to submit global regulatory applications for ENTR-601-50 in the fourth quarter of 2025 and for ENTR-601-51 in 2026.

Beyond DMD, we see continued progress in both partnered and wholly-owned efforts:

•VX-670: Vertex continues to enroll and dose the MAD portion of the global Phase 1/2 clinical trial of VX-670 in people living with myotonic dystrophy type 1 (DM1), which will assess both safety and efficacy. Vertex is on track to complete enrollment and dosing in the trial in the first half of 2026.
•We have generated positive preclinical data from programs outside of our neuromuscular franchise, which include new moieties. We now have a growing ocular franchise, with two ocular programs in lead optimization and additional targets in the research phase. We expect to share our first clinical candidate in ocular disease later in 2025.

Organizational Evolution

To support its accelerated clinical growth and other strategic priorities, we have enhanced the organization as follows:

•Appointed Navid Khan, Ph.D., to the newly created role of Senior Vice President of Medical Affairs in August 2025. Dr. Khan has extensive expertise in directing medical affairs for pre-commercial and commercial therapies for neuromuscular disorders, including DMD.
•Expanded our Clinical Development leadership with the appointment of Kiran Patki, M.D., MSc, FFPM, as Senior Vice President of Clinical Development in July 2025. Dr. Patki brings deep expertise in rare diseases including early- and late-stage clinical development, and has a proven track record of securing product regulatory approvals.
•Appointed Maha Radhakrishnan, M.D. to our Board of Directors in June 2025. Dr. Radhakrishnan brings extensive experience in global drug development and portfolio management, having served in Executive Medical Officer roles at global development- and commercial-stage biopharmaceutical companies.
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
•expenses incurred in connection with our research programs and development of our therapeutic candidates, including those incurred under agreements with third parties, such as consultants, contractors, and contract research organizations ("CROs") to conduct preclinical studies and clinical trials;
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
Income Taxes
Provision for income tax expense (benefit) recorded in any interim period is based on the estimated effective tax rate for the fiscal year for those tax jurisdictions that can be reliably estimated. Our calculation of the estimated effective tax rate requires us to estimate pre‑tax income by tax jurisdiction as well as total tax expense (benefit) for the fiscal year. Accordingly, the annual estimated effective tax rate is subject to adjustment if there are changes to the initial estimates of total tax expense (benefit) or pre‑tax income.
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

Results of Operations
Comparison of the three months ended June 30, 2025 and 2024

	Three Months Ended June 30,
(in thousands)	2025	2024	Change
Collaboration revenue	$1,950	$94,694	$(92,744)
Operating expenses:
Research and development	37,877	32,035	5,842
General and administrative	10,922	9,236	1,686
Total operating expenses	48,799	41,271	7,528
(Loss) income from operations	(46,849)	53,423	(100,272)
Other income:
Interest and other income	3,924	4,366	(442)
Total other income	3,924	4,366	(442)
(Loss) income before provision for income taxes	(42,925)	57,789	(100,714)
Provision for income taxes	178	2,758	(2,580)
Net (loss) income	$(43,103)	$55,031	$(98,134)
Collaboration Revenue

Collaboration revenue was $2.0 million for the three months ended June 30, 2025 and $94.7 million for the three months ended June 30, 2024. The decrease of $92.7 million was primarily a result of fewer costs incurred for VX-670 during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, as we substantially completed our research plan activities for VX-670 during the first quarter of 2025.
Research and Development Expenses

	Three Months Ended June 30,
(in thousands)	2025	2024	Change
Direct research and development expenses
ENTR-601-44	$6,158	$2,232	$3,926
ENTR-601-45	4,576	588	3,988
ENTR-601-50	2,040	3,216	(1,176)
ENTR-601-51	2,855	46	2,809
Collaboration services	527	6,631	(6,104)
Other preclinical and discovery	1,224	2,028	(804)
Unallocated research and development expenses
Personnel related (including stock-based compensation)	13,231	9,912	3,319
Facility related and other	7,266	7,382	(116)
Total research and development expenses	$37,877	$32,035	$5,842
Research and development expenses were $37.9 million for the three months ended June 30, 2025, compared to $32.0 million for the three months ended June 30, 2024. The increase of $5.9 million in research and development expenses was primarily attributable
•an increase of $3.3 million in personnel related costs driven by increased compensation costs for employees in the research and development function, inclusive of $1.7 million in costs associated with our strategic workforce reduction during the three months ended June 30, 2025, and stock-based compensation expense of $2.1 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively; and
•an increase of $2.6 million in direct research and development expenses, driven by additional costs incurred related to the progress of our Duchenne programs, partially offset by fewer costs incurred related to our collaboration with Vertex.
We expect that our research and development expenses will increase as we advance ENTR-601-44 and ENTR-601-45 through clinical trials, and ENTR-601-50 and ENTR-601-51 through preclinical development and into clinical trials, and continue to perform discovery work for future product candidates.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2025 were $10.9 million, compared to $9.2 million for the three months ended June 30, 2024. The increase of $1.7 million was primarily attributable to an increase in professional services to support our growth, as well as an increase in personnel costs driven by increased compensation costs for employees in the general and administrative function, inclusive of $0.2 million in costs associated with our strategic workforce reduction during the three months ended June 30, 2025, and stock-based compensation expense of $2.9 million and $2.6 million for the three months ended June 30, 2025 and 2024, respectively.
Interest and Other Income, net
Total interest and other income, net was $3.9 million for the three months ended June 30, 2025, compared to $4.4 million of interest and other income for the three months ended June 30, 2024. The decrease was driven by changes in interest earned from debt securities and money market funds.
Provision for Income Taxes
We recorded an income tax provision of $0.2 million for the three months ended June 30, 2025 and an income tax provision of $2.8 million for the three months ended June 30, 2024. For three months ended June 30, 2024, the income tax provision recorded was driven largely by the $75 million clinical advancement milestone achieved in the first quarter of 2024.
Comparison of the six months ended June 30, 2025 and 2024

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Collaboration revenue	$22,508	$153,814	$(131,306)
Operating expenses:
Research and development	69,951	60,643	9,308
General and administrative	21,196	18,635	2,561
Total operating expenses	91,147	79,278	11,869
(Loss) income from operations	(68,639)	74,536	(143,175)
Other income:
Interest and other income	8,365	8,580	(215)
Total other income	8,365	8,580	(215)
(Loss) income before provision for income taxes	(60,274)	83,116	(143,390)
Provision for income taxes	178	4,589	(4,411)
Net (loss) income	$(60,452)	$78,527	$(138,979)
Collaboration Revenue

Collaboration revenue was $22.5 million for the six months ended June 30, 2025 and $153.8 million for the six months ended June 30, 2024. The decrease of $131.3 million was primarily a result of fewer costs incurred for VX-670 during the six months ended June 30, 2025, as we substantially completed our research plan activities for VX-670 during the first quarter of 2025.
Research and Development Expenses

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Direct research and development expenses
ENTR-601-44	$10,892	$5,511	$5,381
ENTR-601-45	7,435	3,126	4,309
ENTR-601-50	2,732	5,859	(3,127)
ENTR-601-51	3,681	116	3,565
Collaboration services	1,403	7,384	(5,981)
Other preclinical and discovery	2,481	3,939	(1,458)
Unallocated research and development expenses
Personnel related (including stock-based compensation)	25,987	19,812	6,175
Facility related and other	15,340	14,896	444
Total research and development expenses	$69,951	$60,643	$9,308
Research and development expenses were $69.9 million for the six months ended June 30, 2025, compared to $60.6 million for the six months ended June 30, 2024. The increase of $9.3 million in research and development expenses was primarily attributable to:

•an increase of $6.2 million in personnel related costs driven by increased compensation costs for employees in the research and development function, inclusive of $1.7 million in costs associated with our strategic workforce reduction for the six months ended June 30, 2025 and stock-based compensation expense of $4.5 million and $3.6 million for the six months ended June 30, 2025 and 2024, respectively;
•an increase of $2.7 million in direct research and development expenses, driven by additional costs incurred related to the progress of our Duchenne programs, partially offset by fewer costs incurred related to our collaboration with Vertex; and
•an increase of $0.4 million in facility related and other costs to support our expanding operations.
We expect that our research and development expenses will increase as we advance ENTR-601-44 and ENTR-601-45 through clinical trials, and ENTR-601-50 and ENTR-601-51 through preclinical development and into clinical trials, and continue to perform discovery work for future product candidates.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2025 were $21.2 million, compared to $18.6 million for the six months ended June 30, 2024. The increase of $2.6 million was primarily attributable to an increase in personnel costs driven by increased compensation costs for employees in the general and administrative function, inclusive of $0.2 million in costs associated with our strategic workforce reduction during the six months ended June 30, 2025, and stock-based compensation expense of $5.6 million and $4.7 million for the six months ended June 30, 2025 and 2024, respectively.
Interest and Other Income, net
Total interest and other income, net was $8.4 million for the six months ended June 30, 2025, compared to $8.6 million of interest and other income for the six months ended June 30, 2024. The decrease was driven by changes in interest earned from debt securities and money market funds.
Provision for Income Taxes

We recorded an income tax provision of $0.2 million for the six months ended June 30, 2025 and an income tax provision of $4.6 million for the six months ended June 30, 2024. For six months ended June 30, 2024, the income tax provision recorded was driven largely by the $75 million clinical advancement milestone achieved in the first quarter of 2024.
Liquidity and Capital Resources
Overview
Since our inception, we have devoted substantially all our resources to research and development efforts relating to our EEV Platform, advancing development of our portfolio of programs and general and administrative support for these operations, including raising capital.
Since inception, we have incurred significant net losses. As of June 30, 2025, we had an accumulated deficit of $189.8 million. Other than the recognition of revenue related to collaboration payments, we expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we advance our platform and therapeutic candidates. We will not generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more therapeutic candidates, if ever. If we obtain regulatory approval for any therapeutic candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.
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
As of June 30, 2025, we had cash, cash equivalents and marketable securities of $354.0 million. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient to fund our operations into the second quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
Sources of Liquidity
Since our inception, we have raised over $850.0 million of gross proceeds from sales of stock to leading biotechnology investors and from the Vertex Agreement. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $354.0 million.
In September 2023, we entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC (the "Sales Agent") under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $150.0 million, in a series of one or more ATM equity offerings (the "2023 ATM Program"). The Sales Agent is not required to sell any specific share amounts but acts as our sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the Sales Agreement, shares will be sold pursuant to our shelf registration statement on Form S-3 (File No. 333-268099) filed with the SEC on November 1, 2022, including the base prospectus contained therein, as declared effective by the SEC on November 7, 2022. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. As of June 30, 2025 we have not sold any shares of common stock under the 2023 ATM Program.
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
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash (used in) provided by operating activities	$(67,996)	$14,314
Net cash provided by investing activities	38,580	1,764
Net cash provided by financing activities	687	101,573
Net (decrease) increase in cash, cash equivalents and restricted cash	$(28,729)	$117,651
Operating Activities
For the six months ended June 30, 2025, net cash used in operating activities was $68.0 million and was driven by our net loss of $60.5 million, net cash used in changes in our operating assets and liabilities of $17.3 million, adjustments for non-cash expenses relating to stock-based compensation expense of $10.1 million and depreciation expense of $2.0 million, and adjustments for non-cash income relating to accretion of premiums and discounts of $2.3 million.
For the six months ended June 30, 2024, net cash provided in operating activities was $14.3 million and was driven by our net income of $78.5 million, net cash used in changes in our operating assets and liabilities of $70.1 million, adjustments for non-cash expenses relating to stock-based compensation expense of $8.4 million and depreciation expense of $1.8 million, and adjustments for non-cash income relating to accretion of premiums and discounts of $4.3 million.
Investing Activities
Net cash provided by investing activities was $38.6 million for the six months ended June 30, 2025, consisting primarily of $136.6 million from the maturities of marketable securities, partially offset by $96.6 million in purchases of marketable securities and $1.4 million of purchases of property and equipment.
Net cash provided by investing activities was $1.8 million for the six months ended June 30, 2024, consisting primarily of $211.3 million from the maturities of marketable securities, partially offset by $207.6 million in purchases of marketable securities and $1.9 million of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2025, consisting of $0.4 million in proceeds from stock option exercises and $0.3 million from the issuance of common stock under our employee stock purchase plan.
Net cash provided by financing activities was $101.6 million for the six months ended June 30, 2024, consisting of $100.0 million of proceeds from sales of our common stock and pre-funded warrants, $1.3 million in proceeds from stock option exercises and $0.3 million from the issuance of common stock under our employee stock purchase plan.

Future Funding Requirements
We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. Our operating expenses and future funding requirements are expected to increase substantially as we continue to advance our portfolio of programs. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient to fund our operations into the second quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Contractual Obligations and Commitments
Lease Commitments
During the six months ended June 30, 2025, there were no material changes to our lease commitments from those described in Note 11, Leases, of our financial statements in the Annual Report.
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
We have also entered into license agreements under which we are obligated to make certain payments. During the six months ended June 30, 2025, there were no material changes to our commitments and contingencies related to our license agreements from those described in “Business—Intellectual property— License agreement with The Ohio State University” and Note 10, Commitments and Contingencies, to our financial statements in the Annual Report. For additional information regarding our license agreements, refer to Note 11, Commitments and Contingencies, to our condensed consolidated financial statements in this Quarterly Report.
Reduction in Force
On April 29, 2025, our board of directors approved a strategic plan, designed to increase the focus of our resources on our expanding portfolio of clinical candidates in Duchenne muscular dystrophy (“DMD”) and key preclinical programs. In connection with the new strategic plan, we reduced our workforce by approximately 20% (the "Reduction"). The Reduction was substantially completed during the second quarter of 2025.
As a result of the Reduction, we incurred charges of $1.9 million, primarily consisting of one-time severance payments and employee termination-related benefits during the three months ended June 30, 2025. $1.7 million of the charge was recorded as research and development expenses and $0.2 million of the charge was recorded as general and administrative expenses. We do not expect to incur additional charges related to the Reduction. As of June 30, 2025, $1.6 million of the costs associated with the Reduction were paid and the remaining $0.3 million were accrued for and recorded in accrued expenses and other current liabilities.
Emerging Growth Company Status
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any significant revenue from product sales. We have incurred significant net losses since inception. As of June 30, 2025, we had an accumulated deficit of $189.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.
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
The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, continue to initiate clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Failing to raise capital when needed or on attractive terms could force us to delay, reduce or eliminate our research and development programs or any future commercialization efforts. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient to fund our operations into the second quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in September 2023, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC acting as our agent and/or principal (the “Sales Agent”), with respect to an "at the market offering" program under which we may offer and sell, from time to time, at our sole discretion, shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. However, there can be no assurance that the Sales Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our therapeutic candidates. Our future capital requirements will depend on many factors, including, but not limited to:
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

We are early in our development efforts and all our development programs, including our lead therapeutic candidates ENTR-601-44, ENTR-601-45 and our partnered candidate VX-670, which are in the early clinical stage, and ENTR-601-50 and ENTR-601-51, which are in the preclinical or drug discovery stage. We have invested substantially all of our research efforts to date in developing our EEV Platform, identifying potential therapeutic candidates, conducting preclinical studies, and initiating early clinical studies. As an organization, the only clinical trial we have completed is our Phase 1 clinical trial of ENTR-601-44 in healthy volunteers in the UK, and we have not completed the clinical development of any therapeutic candidate nor have we submitted an application for regulatory approval, and we may be unable to do so for our therapeutic candidates. We have not completed CTA/IND-enabling studies for candidates other than ENTR-601-44, ENTR-601-45, ENTR-601-50 and VX-670. We will need to complete these steps to support the progression of ENTR-601-44, ENTR-601-45, ENTR-601-50 and ENTR-601-51 into and/or through clinical studies in the United States. In addition, we have a development portfolio of programs that are in earlier stages of development and have not yet initiated or completed IND-enabling studies. We may never advance any additional therapeutic candidates through IND-enabling studies and receive authorization from the FDA, to proceed under an IND prior to initiating their clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our therapeutic candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
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
Commercialization of any therapeutic candidates we may develop will require preclinical and clinical development; regulatory and marketing approval in each jurisdiction targeted for commercialization, including by the FDA, the EMA and the United Kingdom Medicines and Healthcare Products Regulatory Agency (“MHRA”); manufacturing supply, capacity and expertise; a commercial organization; and significant marketing efforts. The success of therapeutic candidates we may identify and develop will depend on many factors, including:
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
The risk of failure in developing therapeutic candidates is high. It is impossible to predict when or if any therapeutic candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any therapeutic candidate, we must complete preclinical development, submit an IND or foreign equivalent to permit initiation of clinical studies, and then conduct extensive clinical trials to demonstrate the safety and efficacy of therapeutic candidates in humans. As an organization, we submitted an IND for ENTR-601-44 in the fourth quarter of 2022 which was subsequently placed on clinical hold until February 2025. Although we were successful in resolving this clinical hold, there can be no assurance that our ongoing and planned trials will not be placed on clinical hold or voluntarily paused in the future. Any such hold or other delay could impact our ability to complete or initiate our ongoing or planned trials. We have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted a New Drug Application (“NDA”), Biologics License Application (“BLA”) or other comparable foreign regulatory submission for any therapeutic candidate. In addition, we have had limited interactions with the FDA and comparable foreign regulatory authorities and cannot be certain how many clinical trials of ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, our partnered candidate VX-670 or any other therapeutic candidates will be required or how such trials should be designed. Consequently, we and our partner may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to approval of any of our therapeutic candidates. Clinical trials may fail to demonstrate that our therapeutic candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.
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
Where appropriate, we plan to secure approval from the FDA, EMA or comparable foreign regulatory authorities through the use of accelerated approval pathways. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, EMA or comparable regulatory authorities, if our confirmatory trials do not verify clinical benefit, if the safety profile were to change based on post-marketing safety surveillance, or if we do not comply with rigorous post-marketing requirements, the FDA, EMA or such other regulatory authorities may seek to withdraw accelerated approval.
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
We do not expect to independently conduct all aspects of our product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these items, including contract manufacturing organizations (“CMOs”) for the manufacturing of any therapeutic candidates we test in preclinical or clinical development, as well as contract research organizations (“CROs”) for the conduct of our animal testing and research and CROs for the conduct of our planned clinical trials. Any of these third parties may terminate their engagements with us at any time. A need to enter into alternative arrangements could delay our product development activities, and we may not be able to enter into alternative arrangements on reasonable terms, if at all.
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
Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and other regulatory authorities for therapeutic candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to suspend, place on clinical hold or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with drug product produced under cGMP requirements and may require a large number of patients. In the U.S., we also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, clinicaltrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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

We engage a number of third-party suppliers and service providers to supply critical goods and services, such as contract research services, contract manufacturing services and information technology services. Disruptions to the business, financial stability or operations of these suppliers and service providers, including due to strikes, labor disputes or other disruptions to the workforce, for instance, if employees are not able to come to work, or to their willingness and ability to produce or deliver such products or provide such services in a manner that satisfies the requirements put forth by the authorities, or in a manner that satisfies our own requirements, could affect our ability to develop and market our future therapeutic candidates on a timely basis. If these suppliers and service providers were unable or unwilling to continue to provide their products or services in the manner expected, or at all, we could encounter difficulty finding alternative suppliers. For example, we currently rely on foreign CROs and CMOs to manufacture our clinical materials, and may rely on foreign CROs and CMOs in the future. Foreign CMOs may be subject to U.S. legislation or investigations, including legislation similar to the previously proposed BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies and could adversely affect our financial condition and business prospects. Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company, our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and
China, including as a result of the escalation of tariffs or other trade restrictions or if the BIOSECURE Act or a similar law were to be enacted. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. Even if we are able to secure appropriate alternative suppliers in a timely manner, costs for such products or services could increase significantly. Any of these events could adversely affect our results of operations and our business.
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

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. (“PTC”) and AGAMREE (valmorolone) is a novel alternative FDA approved steroid marketed by Catalyst Pharmaceuticals. Duvyzat (givinostat), marketed by ITF Therapeutics, is an oral histone deacetylase inhibitor that works by targeting the pathogenic processes to reduce inflammation and loss of muscle. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are phosphorodiamidate morpholino oligomers (“PMOs”) approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc. (“Sarepta”), and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. (“Nippon”). Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Nippon, which is in a Phase 2 clinical trial for patients amenable to exon 44 skipping, PTC with ataluren, a small molecule targeting nonsense mutations, which has resubmitted for approval in the United States in 2024 after a prior rejection, Avidity Biosciences, Inc. (“Avidity”), which announced plans to file a BLA by the end of 2025 using data from its Phase 2/3 clinical trial with antibody oligonucleotide conjugates for exon 44 (AOC-1044), and has similar programs for patients amenable to exon 45, and exon 51 skipping in preclinical development, Wave Life Sciences Ltd., which has announced data for WVE-N531, a clinical candidate that is designed to target exon 53 within the dystrophin gene, Dyne Therapeutics, Inc. (“Dyne”), which is pursuing antibody fragment-oligonucleotide conjugates for exons 44, 45, 51 (clinical candidate DYNE-251 to be filed with the FDA in 2026) and 53, and BioMarin Pharmaceutical Inc., which recently announced a Phase 1/2 dose escalation trial for BMN 351, an antisense oligonucleotide therapy for exon 51. In addition, several companies are developing gene therapies to treat DMD, including Sarepta (Elevidys; delandistrogene moxeparvovec-rokl which was approved for patients with a confirmed mutation that are at least 4 years of age but which has been asked to submit additional data to support utilization for non-ambualtory patients covered by the accelerated approval), Solid Biosciences Inc. (SGT-003), and REGENXBIO (RGX-202). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta, as well as a number of other companies. We are also aware of several companies targeting non-dystrophin mechanisms (promotion of regeneration and/or protection of muscle) for the treatment of DMD.

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
In April 2025, we announced a new strategic plan designed to focus our resources on our expanding portfolio of clinical candidates in DMD and key preclinical programs. The new strategic plan includes enhanced hiring efforts to support planned global clinical trial execution in DMD, as well as focused workforce reductions in select research areas, which reduced our workforce by approximately 20%. The estimates of the charges and cash expenditures that we expect to incur in connection with the new strategic plan and related workforce reduction, and the timing thereof, are subject to a number of assumptions, and we may incur costs that are greater than we currently expect. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating structure from our new strategic efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the new strategic plan, our results of operation and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or related activities in the future. Such cost reduction efforts may in the future adversely affect our ability to attract and retain employees, and may adversely affect our culture and impact our ability to effectively pursue our business strategy. Furthermore, our new strategic plan may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us seeking contract support which may result in unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, and clinical personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.
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

Other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. Subsequent legislation extended the 2% payment reduction which remains in effect through fiscal year 2031, absent additional action from Congress. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The One Big Beautiful Bill Act of 2025 (the “OBBBA”) also added work requirements and more frequent eligibility enrollment reverifications for Medicaid enrollees, which is expected to have the effect of reducing the number of Medicaid enrollees. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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
The Inflation Reduction Act of 2022 (the “IRA”) includes several provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Previously, under the IRA, orphan drugs were exempted from the Medicare drug price negotiation program, only if they have orphan designation and for which the only approved indication is for that disease or condition. If a product received multiple orphan designations or had multiple approved indications, it would not qualify for the orphan drug exemption. The OBBBA eliminated this restriction, which serves to exempt all orphan drugs from the Medicare drug price negotiation program, regardless of the number of orphan designations or indications. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA's Medicare drug price negotiation program. The effect of the IRA on our business and the healthcare industry in general is not yet known.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At a federal level, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans.” On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.
In addition, at the state level, legislatures have increasingly passed legislation and implemented regulations similar to those under consideration at the federal level, as well as laws designed to control pharmaceutical and biotherapeutic product pricing, including price or patient reimbursement constraints at the state government level, limitations on discounts to patients, restrictions or other limitations on patient assistance and certain product access and marketing cost disclosure and transparency measures, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards and similar entities.

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
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the OBBBA was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (certain of which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Internal Revenue Code of 1986, as amended, or the IRC, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.
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

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our therapeutic programs, eventual therapeutic candidates, and proprietary technologies. For example, we currently have a license from OSIF, an affiliate of The Ohio State University (“OSU”) to certain patent rights and know-how of OSU. Our license agreement with OSIF imposes, and we expect that any future license agreement will impose, specified diligence, milestone payments, royalty payments, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. These milestone payments, and other payments associated with the license, will make it less profitable for us to develop and potentially commercialize our therapeutic candidate. If this agreement is terminated, we could lose intellectual property rights that may be important to our business, potentially be liable for damages to the licensor or potentially be prevented from developing and commercializing our therapeutic candidate. Termination of the agreement or reduction or elimination of our rights under the agreement may also potentially result in us being required to negotiate a new or reinstated agreement with less favorable terms, and it is possible that we may be unable to obtain any such additional license at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to spend time and resources to redesign our therapeutic candidate or the method for manufacturing it or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. For more information on the terms of the license agreement with OSIF, see “Business — Intellectual property — License Agreement with The Ohio State University” and Note 10, Commitments and Contingencies, to our consolidated financial statements included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The CCPA and CPRA mark the beginning of a trend toward more stringent privacy legislation in the U.S. Similar laws have been passed in numerous other states. Other states have proposed new privacy laws which, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. While these comprehensive consumer state privacy laws incorporate many similar concepts as the CCPA, there are also several key differences in the scope, application, and enforcement of these laws that will change the operational practices of regulated businesses. These comprehensive privacy laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

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

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024, with most provisions becoming effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines. Likewise, in the U.S., several states, including Colorado, California and Texas, passed laws that will take effect in 2026, to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. If we develop or use AI systems that are governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance. A proposed 10-year federal moratorium on the enforcement of certain state AI laws, which was included in the Trump Administration’s budget reconciliation bill, did not make it past the finish line and was excluded from the OBBBA. This, in turn, may further simulate AI regulation in the states, contributing to a complicated legislative patchwork.

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
•general macroeconomic, geopolitical, industry and market conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, tariffs (including tariffs that have been or may in the future be imposed by the United States or other countries), sanctions, trade protection measures or other trade barriers (including further legislation or actions taken by the United States or other countries that restrict trade), social, political and economic risks and acts of war (such as the ongoing conflict between Russia and Ukraine and the conflict in the Middle East) or terrorism; and
•other events or factors, many of which are beyond our control.
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
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 72% of our outstanding voting stock as of June 30, 2025. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported by some within the pharmaceuticaalso could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended June 30, 2025 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").
Recent Sales of Unregistered Equity Securities
None.
Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2025, no officer or director of the Company adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information.

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

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on June 24, 2024).

10.1†#	Third Amended and Restated Non-Employee Director Compensation Policy

31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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
Date: August 6, 2025

ENTRADA THERAPEUTICS, INC.

By:	/s/ Dipal Doshi
Name:	Dipal Doshi
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Kory Wentworth
Name:	Kory Wentworth
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)