Form 10-Q
period 2025-09-30
Entrada Therapeutics, Inc.
filed 2025-11-06
CIK 1689375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, the registrant had 38,219,232 shares of common stock, $0.0001 par value per share, outstanding.

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
•the impact of macroeconomic and geopolitical developments on our business, including rising inflation and capital market disruptions, changes in or disruptions of U.S. governmental agencies, whether from a continued U.S. federal government shutdown or reduced resources, new or increased international tariffs and retaliatory tariffs, trade protection measures, military conflicts, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets;
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$93,286	$101,211
Marketable securities	233,552	318,787
Collaboration receivable	1,196	3,680
Prepaid expenses and other current assets	10,223	16,361
Total current assets	338,257	440,039
Property and equipment, net	8,406	10,928
Restricted cash	3,950	3,950
Right-of-use assets, operating leases	62,122	71,120
Other non-current assets	163	284
Total assets	$412,898	$526,321
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,166	$4,259
Accrued expenses and other current liabilities	15,532	13,343
Income taxes payable	620	667
Operating lease obligations, current portion	4,350	7,559
Deferred revenue, current portion	351	13,654
Total current liabilities	24,019	39,482
Operating lease obligations, net of current portion	48,050	51,648
Deferred revenue, net of current portion	113	6,513
Total liabilities	72,182	97,643
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.0001; 150,000,000 shares authorized; 38,219,232 shares issued and outstanding as of September 30, 2025; and 37,585,944 shares issued and 37,574,538 shares outstanding as of December 31, 2024	4	4
Additional paid‑in capital	574,021	558,061
Accumulated other comprehensive income (loss)	621	(43)
Accumulated deficit	(233,930)	(129,344)
Total stockholders’ equity	340,716	428,678
Total liabilities and stockholders’ equity	$412,898	$526,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$1,614	$19,570	$24,122	$173,384
Operating expenses:
Research and development	38,361	31,257	108,312	91,900
General and administrative	10,304	9,971	31,500	28,606
Total operating expenses	48,665	41,228	139,812	120,506
(Loss) income from operations	(47,051)	(21,658)	(115,690)	52,878
Other income:
Interest and other income	3,571	5,766	11,936	14,346
Total other income	3,571	5,766	11,936	14,346
(Loss) income before provision for income taxes	(43,480)	(15,892)	(103,754)	67,224
Provision for (benefit from) income taxes	654	(1,860)	832	2,729
Net (loss) income	$(44,134)	$(14,032)	$(104,586)	$64,495
Net (loss) income per share, basic	$(1.06)	$(0.35)	$(2.53)	$1.79
Net (loss) income per share, diluted	$(1.06)	$(0.35)	$(2.53)	$1.72
Weighted‑average common shares outstanding, basic	41,462,567	40,629,602	41,293,108	36,118,930
Weighted‑average common shares outstanding, diluted	41,462,567	40,629,602	41,293,108	37,583,486
Other comprehensive income:
Unrealized gain on marketable securities	221	1,301	664	777
Total other comprehensive income	221	1,301	664	777
Total comprehensive (loss) income	$(43,913)	$(12,731)	$(103,922)	$65,272
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	37,574,538	$4	$558,061	$(43)	$(129,344)	$428,678
Issuance of common stock upon exercise of stock options	40,984	—	350	—	—	350
Vesting of early exercised options	1,676	—	14	—	—	14
Vesting of restricted stock units	325,085	—	—	—	—	—
Stock‑based compensation	—	—	5,087	—	—	5,087
Other comprehensive income	—	—	—	480	—	480
Net loss	—	—	—	—	(17,349)	(17,349)
Balances at March 31, 2025	37,942,283	$4	$563,512	$437	$(146,693)	$417,260
Issuance of common stock upon exercise of stock options	12,106	$—	$20	$—	$—	$20
Vesting of restricted stock units	29,163	—	—	—	—	—
Purchase of common stock under the employee stock purchase plan	50,418	—	317	—	—	317
Stock‑based compensation	—	—	5,048	—	—	5,048
Other comprehensive loss	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(43,103)	(43,103)
Balances at June 30, 2025	38,033,970	$4	$568,897	$400	$(189,796)	$379,505
Issuance of common stock upon exercise of stock options	3,109	$—	$8	$—	$—	$8
Vesting of restricted stock units	182,153	$—	$—	$—	$—	$—
Stock‑based compensation	—	$—	$5,116	$—	$—	$5,116
Other comprehensive income	—	$—	$—	$221	$—	$221
Net loss	—	$—	$—	$—	$(44,134)	$(44,134)
Balances at September 30, 2025	38,219,232	$4	$574,021	$621	$(233,930)	$340,716

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	33,437,296	$3	$437,132	$195	$(194,970)	$242,360
Issuance of common stock upon exercise of stock options	30,888	—	206	—	—	206
Vesting of early exercised options	3,411	—	13	—	—	13
Vesting of restricted stock units	132,458	—	—	—	—	—
Stock‑based compensation	—	—	3,733	—	—	3,733
Other comprehensive loss	—	—	—	(441)	—	(441)
Net income	—	—	—	—	23,496	23,496
Balances at March 31, 2024	33,604,053	$3	$441,084	$(246)	$(171,474)	$269,367
Issuance of common stock upon exercise of stock options	166,155	$—	$1,104	$—	$—	$1,104
Vesting of early exercised options	3,411	—	13	—	—	13
Vesting of restricted stock units	11,490	—	—	—	—	—
Purchase of common stock under the employee stock purchase plan	20,384	—	263	—	—	263
Issuance of common stock and pre-funded warrants in registered direct offering, net of issuance costs of $392	3,367,003	1	99,607	—	—	99,608
Stock‑based compensation	—	—	4,622	—	—	4,622
Other comprehensive loss	—	—	—	(83)	—	(83)
Net income	—	—	—	—	55,031	55,031
Balances at June 30, 2024	37,172,496	$4	$546,693	$(329)	$(116,443)	$429,925
Issuance of common stock upon exercise of stock options	63,228	$—	$381	$—	$—	$381
Vesting of early exercised options	3,253	$—	$12	$—	$—	$12
Vesting of restricted stock units	161,522	$—	$—	$—	$—	$—
Stock‑based compensation	—	$—	$4,860	$—	$—	$4,860
Other comprehensive income	—	$—	$—	$1,301	$—	$1,301
Net loss	—	$—	$—	$—	$(14,032)	$(14,032)
Balances at Balances at September 30, 2024	37,400,499	$4	$551,946	$972	$(130,475)	$422,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(104,586)	$64,495
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	3,210	2,781
Stock‑based compensation expense	15,251	13,215
Amortization/(accretion) of marketable securities	(3,038)	(7,511)
Changes in operating assets and liabilities:
Collaboration receivable	2,484	3,275
Prepaid expenses and other current assets	6,138	(1,464)
Right-of-use assets, operating leases	8,998	7,717
Other non-current assets	121	2,044
Accounts payable	(922)	(1,855)
Accrued expenses and other current liabilities	2,592	2,133
Income tax payable	(47)	(1,773)
Operating lease liabilities	(6,807)	(6,916)
Deferred revenue	(19,703)	(86,093)
Net cash used in operating activities	(96,309)	(9,952)
Cash flows from investing activities:
Purchases of property and equipment	(1,248)	(2,523)
Purchases of marketable securities	(123,140)	(373,220)
Maturities of marketable securities	212,077	294,580
Net cash provided by (used in) investing activities	87,689	(81,163)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in registered direct offering, net of issuance costs paid	—	99,608
Proceeds from exercise of stock options	378	1,691
Proceeds from issuance of common stock under the employee stock purchase plan	317	263
Net cash provided by financing activities	695	101,562
Net (decrease) increase in cash, cash equivalents, and restricted cash	(7,925)	10,447
Cash, cash equivalents, and restricted cash at beginning of period	105,161	71,552
Cash, cash equivalents, and restricted cash at end of period	$97,236	$81,999
Supplemental cash flow disclosures:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$60
Vesting of options early exercised subject to repurchase	$14	$38
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Nature of the Business
Organization

Entrada Therapeutics, Inc. ("Entrada" or the "Company") is a clinical-stage biopharmaceutical company aiming to transform the lives of patients by establishing a new class of medicines that engage intracellular targets that have long been considered inaccessible. The Company’s Endosomal Escape Vehicle ("EEV™")-therapeutics are designed to enable the efficient delivery of a wide range of therapeutics into a variety of organs and tissues, resulting in an improved therapeutic index. Leveraging this proprietary, versatile and modular approach, Entrada is advancing a robust development portfolio of RNA- and protein-based programs for the potential treatment of neuromuscular and ocular diseases, among others. The Company was incorporated in Delaware on September 22, 2016, and its principal offices are located in Boston, Massachusetts.
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
In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Since its inception, the Company has incurred significant net losses. As of September 30, 2025, the Company had an accumulated deficit of $233.9 million. To date, the Company has funded its operations primarily through the sale of equity securities and collaboration payments. Other than the recognition of revenue related to collaboration payments, the Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities of $326.8 million as of September 30, 2025 will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its business strategy and may pursue additional cash resources through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing, or other arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed or on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
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

2. Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission (the "SEC") on February 27, 2025 (the "Annual Report"), except as described below.
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted, as is permitted by GAAP. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2025 and December 31, 2024, and results of operations for the interim periods ended September 30, 2025 and 2024.
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
3. Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. At September 30, 2025 and December 31, 2024, cash and cash equivalents include standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries.
As of September 30, 2025 and December 31, 2024, restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities located at One Design Center Place, Boston, Massachusetts. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$93,286	$101,211
Restricted cash	3,950	3,950
Total cash, cash equivalents and restricted cash	$97,236	$105,161
4. Marketable Securities
The following are summaries of the Company's marketable securities at September 30, 2025 and December 31, 2024 (in thousands).

	As of September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$134,111	$197	$(9)	$134,299
Corporate debt securities	20,592	30	(1)	20,621
Total securities with a maturity of one year or less	$154,703	$227	$(10)	$154,920

U.S. government agency securities and treasuries	73,308	392	(8)	73,692
Corporate debt securities	4,920	20	—	4,940
Total securities with a maturity of more than one year	$78,228	$412	$(8)	$78,632
Total marketable securities	$232,931	$639	$(18)	$233,552

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$148,673	$196	$(1)	$148,868
Corporate debt securities	58,210	118	(16)	58,312
Total securities with a maturity of one year or less	$206,883	$314	$(17)	$207,180

U.S. government agency securities and treasuries	105,145	19	(404)	104,760
Corporate debt securities	6,801	46	—	6,847
Total securities with a maturity of more than one year	$111,946	$65	$(404)	$111,607
Total marketable securities	$318,829	$379	$(421)	$318,787

As of September 30, 2025, the Company had 6 marketable securities with a total fair market value of $36.8 million in an unrealized loss position. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss). The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities as available for sale.

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

As of September 30, 2025 and December 31, 2024, $2.0 million and $1.8 million, respectively, of accrued interest receivable was included in prepaid expenses and other current assets.
5. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$87,821	$—	$—	$87,821
U.S. government agency securities and treasuries (2)	—	4,965	—	4,965
Marketable securities:
U.S. government agency securities and treasuries	—	207,991	—	207,991
Corporate bonds	—	25,561	—	25,561
Total	$87,821	$238,517	$—	$326,338

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$100,711	$—	$—	$100,711
Marketable securities:
U.S. government agency securities and treasuries	—	253,628	—	253,628
Corporate bonds	—	65,159	—	65,159
Total	$100,711	$318,787	$—	$419,498
(1)The cash equivalent amounts above do not include $0.5 million of cash related to checking accounts included in cash and cash equivalents as of September 30, 2025 and December 31, 2024. These amounts are excluded as no valuation is needed for cash in checking accounts.
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

6. Property and Equipment, Net
Property and equipment, net consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Laboratory equipment	$15,760	$15,686
Furniture and fixtures	2,223	2,303
Computer equipment	409	431
Leasehold improvements	187	1,932
Property and equipment, gross	18,579	20,352
Less: accumulated depreciation	(10,173)	(9,424)
Property and equipment, net	$8,406	$10,928
Depreciation expense for the three months ended September 30, 2025 and 2024 was $1.2 million and $0.9 million, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $3.2 million and $2.8 million, respectively.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Employee compensation and benefits	$6,953	$7,391
External research and development expenses	7,326	4,265
General and administrative professional service expenses	532	648
Other	721	1,039
Total accrued expenses and other current liabilities	$15,532	$13,343
8. Common Stock and Preferred Stock
Common Stock
As of September 30, 2025 and December 31, 2024, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share.

In September 2023, the Company entered into a sales agreement (the "Sales Agreement") with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC), acting as the Company's agent and/or principal (the "Sales Agent"), with respect to an "at the market offering" program under which the Company may, from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. Pursuant to the Sales Agreement, any shares will be sold pursuant to the shelf registration statement on Form S-3 (File No. 333-268099) previously filed by the Company with the Securities and Exchange Commission (the “SEC”) on November 1, 2022 and declared effective by the SEC on November 7, 2022 (the “Prior Registration Statement”). The Company plans to file a shelf registration statement on Form S-3, including a sales agreement prospectus contained therein, to replace the Prior Registration Statement that will expire on November 7, 2025, in accordance with applicable SEC regulations. Pursuant to Rule 415(a)(6) under the Securities Act, the offering of securities under the Prior Registration Statement will be deemed terminated as of the date of effectiveness of the new registration statement. During the nine months ended September 30, 2025, there have been no sales of common stock pursuant to the Sales Agreement.
In June 2024, the Company entered into a securities purchase agreement with a limited number of investors relating to a registered direct offering (the “June 2024 Offering”) of 3,367,003 shares of the Company’s common stock at a purchase price of $14.85 per share and, in lieu of common stock to certain investors who so chose, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 3,367,003 shares of Common Stock at a purchase price of $14.8499 per Pre-Funded Warrant, which represents the price per share at which the shares of common stock were sold to the investors in the June 2024 Offering, minus $0.0001, which is the exercise price of each Pre-Funded Warrant. The June 2024 Offering was made pursuant to the Prior Registration Statement. The aggregate net proceeds from the sale of common stock and Pre-Funded Warrants in the June 2024 Offering were approximately $99.6 million, after deducting offering expenses payable by the Company. The Company will receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants.
The Pre-Funded Warrants were evaluated pursuant to ASC 480 and ASC 815. The Company classified the Pre-Funded Warrants as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date at fair value.
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance as of:

	September 30, 2025	December 31, 2024
Exercise of outstanding stock options	5,947,177	5,336,407
Vesting of outstanding restricted stock units	2,357,675	1,968,374
Vesting of outstanding performance stock units	438,500	438,500
Future awards under the 2021 Stock Option and Incentive Plan	1,291,654	1,264,247
Future awards under the 2021 Employee Stock Purchase Plan	1,453,439	1,128,095
Future awards under the 2025 Inducement Plan	152,970	—
Total shares of authorized common stock reserved for future issuance	11,641,415	10,135,623
Preferred Stock
As of September 30, 2025 and December 31, 2024, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share, in one or more series and to fix the rights, preferences, privileges and restrictions thereof. As of September 30, 2025 and December 31, 2024, there were no shares of undesignated preferred stock issued or outstanding.
9. Stock-Based Compensation
2021 Stock Option and Incentive Plan
The total remaining shares of common stock authorized for issuance under the 2021 Stock Option and Incentive Plan (the "2021 Plan") increased from 7,230,834 as of December 31, 2024 to 8,207,774 as of September 30, 2025 primarily due to the automatic annual increase provision of the 2021 Plan.
2016 Stock Incentive Plan
The total remaining shares of common stock authorized for issuance under the 2016 Stock Incentive Plan as of September 30, 2025 and December 31, 2024 were 1,710,202 shares and 1,776,694 shares, respectively.
2021 Employee Stock Purchase Plan
The total remaining shares of common stock authorized for issuance under the 2021 Employee Stock Purchase Plan (the "2021 ESPP") increased from 1,128,095 as of December 31, 2024 to 1,453,439 as of September 30, 2025 primarily due to the automatic annual increase provision of the 2021 ESPP.
2025 Inducement Equity Plan

In March 2025, the Company's board of directors adopted the Entrada Therapeutics, Inc. 2025 Inducement Equity Plan (the "2025 Inducement Plan"). The 2025 Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, and dividend equivalent rights with respect to an aggregate of 270,000 shares of Common Stock (subject to adjustment as provided in the 2025 Inducement Plan). Awards under the 2025 Inducement Plan may only be granted to new employees who were not previously employed by the Company or its affiliates, as an inducement material to such new employees' entry into employment with the Company or its affiliates, in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). As of September 30, 2025, 270,000 shares remained authorized for issuance under the 2025 Inducement Plan.
Stock-Based Compensation
Stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses	$2,276	$2,132	$6,783	$5,759
General and administrative expenses	2,840	2,728	8,468	7,456
Total	$5,116	$4,860	$15,251	$13,215
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted during the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Risk‑free interest rate	4.03%	4.15%
Expected volatility	79%	75%
Expected dividend yield	—	—
Expected term (in years)	6.00	6.00
Early Exercise of Unvested Stock Options
Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in current liabilities on the condensed consolidated balance sheet. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. Vesting can occur in the year of exercise and thereafter. There were no unvested shares and 1,676 unvested shares related to early exercises of stock options as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, there was no liability associated with the unvested early exercise of stock options. As of December 31, 2024, the liability associated with the unvested early exercise of stock options was less than $0.1 million.

Stock Options
The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2025:

	Number of Shares	Weighted‑ Average Exercise Price

Outstanding as of December 31, 2024	5,336,407	$11.87
Granted	867,900	11.02
Exercised	(56,199)	6.81
Forfeited	(200,931)	13.30
Outstanding as of September 30, 2025	5,947,177	$11.74
Exercisable as of September 30, 2025(1)	4,290,460	$11.53
(1)This represents the number of vested and unvested options exercisable as of September 30, 2025.
The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $7.74 per share and $9.66 per share, respectively. As of September 30, 2025, there was $12.4 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.
Restricted Stock Units
During the nine months ended September 30, 2025, restricted stock units ("RSUs") were granted to employees with vesting conditions based on continued service over time. Accordingly, stock-based compensation expense for such awards is recognized using a straight-line attribution model over the vesting term of each RSU. The fair value of each RSU is based on the closing price of the Company's common stock on the date of grant.
A summary of restricted stock activity during the nine months ended September 30, 2025 is as follows:

	Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested as of December 31, 2024	1,968,374	$14.14
Granted	1,235,665	$11.19
Vested	(536,401)	$13.94
Forfeited	(309,963)	$13.52
Unvested as of September 30, 2025	2,357,675	$12.86
As of September 30, 2025, there was $25.7 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 2.7 years.
Performance Stock Units
As of both September 30, 2025 and December 31, 2024, there were 438,500 PSUs outstanding. The PSUs will vest upon achievement of certain clinical milestones and continued employment thereafter.
As of September 30, 2025, no PSUs were vested and no stock-based compensation expense was recognized as the performance conditions were not deemed probable. As of September 30, 2025, there was $6.5 million of unrecognized stock-based compensation expense related to unvested PSUs.

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

Provision for Income Taxes
The Company recorded income tax expense of $0.7 million for the three months ended September 30, 2025 and $0.8 million for the nine months ended September 30, 2025. For the three and nine months ended September 30, 2025, the income tax provision recorded was primarily driven by adjustments made upon the finalization of tax returns. The Company recorded income tax (benefit) of $1.9 million for the three months ended September 30, 2024 and income tax expense of $2.7 million for the nine months ended September 30, 2024. For the three and nine months ended September 30, 2024, the income tax (benefit) provision recorded was primarily driven by the $75 million clinical advancement milestone achieved in the first quarter of 2024 and the application of ASC 740 interim reporting guidance.

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

The Company recognizes interest and penalties owed to taxing authorities as part of the provision for income taxes. As of September 30, 2025, the Company had no unrecognized tax benefits. The Company currently anticipates that there will be no change in its unrecognized tax benefits in the next twelve months.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act of 2025 ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, and provides companies with the option to immediately expense domestic research costs. The changes had no impact on the Company's current and deferred tax expense for the three and nine months ended September 30, 2025.
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
Reduction in Force
On April 29, 2025, the Company's board of directors approved a strategic plan, designed to increase the focus of the Company’s resources on its expanding portfolio of clinical candidates in Duchenne muscular dystrophy (“DMD”) and key preclinical programs. In connection with the new strategic plan, the Company reduced its workforce by approximately 20% (the "Reduction"). As a result of the Reduction, the Company incurred a total charge of $1.9 million during the nine months ended September 30, 2025, primarily consisting of one-time severance payments and employee termination-related benefits. $1.7 million of the charge was recorded as research and development expenses and $0.2 million of the charge was recorded as general and administrative expenses. The Company does not expect to incur additional charges related to the Reduction.
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

The Company determined that the Vertex Agreement contains two performance obligations: (1) the combination of the exclusive license and the performance of the research activities for VX-670 (“Performance Obligation One”) and (2) research activities performed on additional EEV-based therapeutic candidates for the potential treatment of DM1 (“Performance Obligation Two”). As of September 30, 2025, Performance Obligation One is complete and the Company continues to perform research activities for Performance Obligation Two.

During the three months ended September 30, 2025, the Company recognized $1.6 million in revenue under the Vertex Agreement, including $1.2 million of cost reimbursements and $0.4 million from amounts that were recorded in deferred revenue as of June 30, 2025. During the nine months ended September 30, 2025, the Company recognized $24.1 million in revenue under the Vertex Agreement, including $4.0 million of cost reimbursements and $20.1 million from amounts that were recorded in deferred revenue as of December 31, 2024, of which $12.3 million was related to a cumulative catch-up adjustment during the first quarter of 2025 related to a revision in forecasted costs for VX-670 under the research plan.

During the three months ended September 30, 2024, the Company recognized $19.6 million of revenue under the Vertex Agreement, including $2.6 million of cost reimbursements and $17.0 million from amounts recorded in deferred revenue as of June 30, 2024. During the nine months ended September 30, 2024, the Company recognized $172.4 million in revenue under the Vertex Agreement, including $12.2 million of cost reimbursements, $17.4 million related to a cumulative catch-up adjustment for the milestone achieved in the first quarter of 2024, and $142.8 million from amounts that were recorded in deferred revenue.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligation recorded in deferred revenue at September 30, 2025 is $0.5 million. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining term of the Research Plan.
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
The following table illustrates the determination of basic and diluted net income (loss) per share for each period presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(44,134)	$(14,032)	$(104,586)	$64,495
Denominator:
Weighted‑average common shares outstanding, basic	41,462,567	40,629,602	41,293,108	36,118,930
Effect of dilutive securities	—	—	—	1,464,556
Weighted‑average common shares outstanding, diluted	41,462,567	40,629,602	41,293,108	37,583,486

Net (loss) income per share, basic	$(1.06)	$(0.35)	$(2.53)	$1.79
Net (loss) income per share, diluted	$(1.06)	$(0.35)	$(2.53)	$1.72
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unvested restricted stock units	2,357,675	2,014,608	2,357,675	398,871
Unvested performance stock units	438,500	438,500	438,500	438,500
Unvested shares from early exercise	—	4,670	—	—
Stock options to purchase common stock	5,947,177	5,502,085	5,947,177	2,724,204
	8,743,352	7,959,863	8,743,352	3,561,575

14. Segment Information

The Company manages its operations as a single segment. The Company’s Chief Operating Decision Maker ("CODM"), its Chief Executive Officer, manages the Company's operations on a consolidated basis for the purposes of assessing performance and making operating decisions. The segment measure of profit or loss is consolidated net (loss) income.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$1,614	$19,570	$24,122	$173,384
Less:
Research and development expenses
Direct research and development expenses
ENTR-601-44	7,451	3,561	18,343	9,072
ENTR-601-45	3,543	2,972	10,978	6,098
ENTR-601-50	3,164	2,734	5,896	8,593
ENTR-601-51	2,807	122	6,488	238
Collaboration services	534	1,802	1,937	9,186
Other preclinical and discovery	1,281	1,828	3,762	5,767
Unallocated research and development expenses
Personnel related (including stock-based compensation)	11,549	10,875	37,536	30,687
Facility related and other	8,032	7,363	23,372	22,259
Total research and development expenses	38,361	31,257	108,312	91,900
General and administrative expenses	10,304	9,971	31,500	28,606
Interest and other income	3,571	5,766	11,936	14,346
Provision for (benefit from) income taxes	654	(1,860)	832	2,729
Net (loss) income	$(44,134)	$(14,032)	$(104,586)	$64,495

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
Overview

We are a clinical-stage biopharmaceutical company aiming to transform the lives of patients by establishing a new class of medicines that engage intracellular targets that have long been considered inaccessible. Our Endosomal Escape Vehicle (EEV™)-therapeutics are designed to enable the efficient intracellular delivery of a wide range of therapeutics into a variety of organs and tissues, resulting in an improved therapeutic index. Leveraging this proprietary, versatile and modular approach, we are advancing a robust development portfolio of RNA- and protein-based programs for the potential treatment of neuromuscular and ocular diseases, among others. Our lead oligonucleotide programs are in development for the potential treatment of people living with Duchenne muscular dystrophy (DMD) who are exon 44, 45, 50 and 51 skipping amenable. We currently have two product candidates, ENTR-601-44 and ENTR-601-45, in clinical development and have filed for UK regulatory clearance for a third, ENTR-601-50, in the third quarter of 2025. We expect to file for EU regulatory clearance in the second half of 2026 and initiate the study by the end of 2026. We expect to submit for regulatory clearance for a fourth product candidate, ENTR-601-51 in 2026. We reported positive preliminary data in healthy volunteers from a Phase 1 clinical trial of ENTR-601-44 in 2024, have fully enrolled the first cohort of patients in the global Phase 1/2 multiple ascending dose (MAD) portion of the study and anticipate reporting data in the second quarter of 2026. We have dosed the first patient in our Phase 1/2 clinical trial for ENTR-601-45, and we anticipate data from the first patient cohort in mid-2026. We have also partnered with Vertex Pharmaceuticals Incorporated (“Vertex”) to develop a clinical-stage program, VX-670, for myotonic dystrophy type 1. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $326.8 million. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of September 30, 2025 will be sufficient to fund our operations into the third quarter of 2027.

By year end, we expect to have three clinical-stage programs in our DMD franchise (ENTR-601-44, ENTR-601-45, ENTR-601-50), complementing the ongoing progress of our VX-670 partnership with Vertex.

Key business updates include:

Development Pipeline

Since January 2025, Entrada has advanced multiple clinical programs in people living with Duchenne muscular dystrophy (DMD) in the U.K., EU and U.S. The clinical trial programs include:

•ELEVATE-44-201: Completed enrollment of Cohort 1 of the global Phase 1/2 multiple ascending dose (MAD) portion of the clinical study of ENTR-601-44 in ambulatory patients living with DMD who are amenable to exon 44 skipping. An independent Data Monitoring Committee (DMC) has reviewed initial data from the eight patients enrolled in Cohort 1 of the blinded, placebo-controlled MAD portion of the study and supports continuation without any protocol modifications. Multiple clinical trial sites in the U.K. and EU have been activated and are dosing patients. We expect to report data from Cohort 1 (6 mg/kg patient dose) during the second quarter of 2026, with data from Cohort 2 and Cohort 3 (up to 12 mg/kg and 18 mg/kg) to follow.
•ELEVATE-44-102: Planned Phase 1b MAD clinical study of ENTR-601-44 in ambulatory and non-ambulatory adults living with DMD. The study will run in the U.S. and is on track to initiate in the first half of 2026.
•ELEVATE-45-201: Initiated dosing in a global Phase 1/2 MAD clinical study of ENTR-601-45 in ambulatory patients living with DMD who are amenable to exon 45 skipping. The study received authorization in the U.K.

(March 2025) and EU (May 2025). We expect to report data from Cohort 1 (5 mg/kg) in mid-2026, with data from Cohort 2 and Cohort 3 (up to 10 mg/kg and 15 mg/kg) to follow.
•ENTR-601-50 and ENTR-601-51: We filed for UK regulatory clearance for ENTR-601-50 in the third quarter of 2025. We expect to file in the EU in the second half of 2026 and initiate the study by the end of 2026. We expect to submit regulatory applications for ENTR-601-51 in 2026.

Entrada has also filed multiple regulatory drug designation requests that support the development of drugs for rare, serious, and unmet medical needs. In 2022, the FDA granted Orphan Drug Designation to ENTR-601-44.

Beyond DMD, we see continued progress in both partnered and wholly-owned efforts:

•VX-670: Vertex continues to enroll and dose the MAD portion of the global Phase 1/2 clinical trial of VX-670 in people with DM1, which will assess both safety and efficacy. Vertex is on track to complete enrollment and dosing in the trial in the first half of 2026.
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

Results of Operations
Comparison of the three months ended September 30, 2025 and 2024

	Three Months Ended September 30,
(in thousands)	2025	2024	Change
Collaboration revenue	$1,614	$19,570	$(17,956)
Operating expenses:
Research and development	38,361	31,257	7,104
General and administrative	10,304	9,971	333
Total operating expenses	48,665	41,228	7,437
(Loss) income from operations	(47,051)	(21,658)	(25,393)
Other income:
Interest and other income	3,571	5,766	(2,195)
Total other income	3,571	5,766	(2,195)
(Loss) income before provision for income taxes	(43,480)	(15,892)	(27,588)
Provision for (benefit from) income taxes	654	(1,860)	2,514
Net (loss) income	$(44,134)	$(14,032)	$(30,102)
Collaboration Revenue

Collaboration revenue was $1.6 million for the three months ended September 30, 2025 and $19.6 million for the three months ended September 30, 2024. The decrease of $18.0 million was primarily a result of fewer costs incurred for VX-670 during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, as we substantially completed our research plan activities for VX-670 during the first quarter of 2025.
Research and Development Expenses

	Three Months Ended September 30,
(in thousands)	2025	2024	Change
Direct research and development expenses
ENTR-601-44	$7,451	$3,561	$3,890
ENTR-601-45	3,543	2,972	571
ENTR-601-50	3,164	2,734	430
ENTR-601-51	2,807	122	2,685
Collaboration services	534	1,802	(1,268)
Other preclinical and discovery	1,281	1,828	(547)
Unallocated research and development expenses
Personnel related (including stock-based compensation)	11,549	10,875	674
Facility related and other	8,032	7,363	669
Total research and development expenses	$38,361	$31,257	$7,104
Research and development expenses were $38.4 million for the three months ended September 30, 2025, compared to $31.3 million for the three months ended September 30, 2024. The increase of $7.1 million in research and development expenses was primarily attributable to:
•an increase of $5.8 million in direct research and development expenses, driven by additional costs incurred related to the progress of our Duchenne programs, partially offset by fewer costs incurred related to our collaboration with Vertex; and
•an increase of $1.3 million in unallocated research and development expenses driven by an increase in personnel costs of $0.7 million and an increase in facilities related costs of $0.7 million. Personnel costs are inclusive of stock-based compensation expense of $2.3 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively.
We expect that our research and development expenses will increase as we advance ENTR-601-44 and ENTR-601-45 through clinical trials, ENTR-601-50 into clinical trials, ENTR-601-51 through preclinical development and into clinical trials, and continue to perform discovery work for future product candidates.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2025 were $10.3 million, compared to $10.0 million for the three months ended September 30, 2024. The increase of $0.3 million was primarily attributable to an increase in professional services to support our growth, as well as an increase in personnel costs, inclusive of stock-based compensation expense of $2.8 million and $2.7 million for the three months ended September 30, 2025 and 2024, respectively.
Interest and Other Income, net
Total interest and other income, net was $3.6 million for the three months ended September 30, 2025, compared to $5.8 million of interest and other income for the three months ended September 30, 2024. The decrease was driven by changes in interest earned from debt securities and money market funds as well as a decrease in the amount of marketable securities held.
Provision for Income Taxes
We recorded an income tax provision of $0.7 million for the three months ended September 30, 2025 and an income tax benefit of $1.9 million for the three months ended September 30, 2024. For the three months ended September 30, 2025 the income tax provision recorded was primarily driven by adjustments made upon the finalization of tax returns. For the three months ended September 30, 2024, the income tax benefit recorded was primarily driven by the $75 million clinical advancement milestone achieved in the first quarter of 2024 and the application of ASC 740 interim reporting guidance.
Comparison of the nine months ended September 30, 2025 and 2024

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Collaboration revenue	$24,122	$173,384	$(149,262)
Operating expenses:
Research and development	108,312	91,900	16,412
General and administrative	31,500	28,606	2,894
Total operating expenses	139,812	120,506	19,306
(Loss) income from operations	(115,690)	52,878	(168,568)
Other income:
Interest and other income	11,936	14,346	(2,410)
Total other income	11,936	14,346	(2,410)
(Loss) income before provision for income taxes	(103,754)	67,224	(170,978)
Provision for (benefit from) income taxes	832	2,729	(1,897)
Net (loss) income	$(104,586)	$64,495	$(169,081)
Collaboration Revenue

Collaboration revenue was $24.1 million for the nine months ended September 30, 2025 and $173.4 million for the nine months ended September 30, 2024. The decrease of $149.3 million was primarily a result of fewer costs incurred for VX-670 during the nine months ended September 30, 2025, as we substantially completed our research plan activities for VX-670 during the first quarter of 2025.

Research and Development Expenses

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Direct research and development expenses
ENTR-601-44	$18,343	$9,072	$9,271
ENTR-601-45	10,978	6,098	4,880
ENTR-601-50	5,896	8,593	(2,697)
ENTR-601-51	6,488	238	6,250
Collaboration services	1,937	9,186	(7,249)
Other preclinical and discovery	3,762	5,767	(2,005)
Unallocated research and development expenses
Personnel related (including stock-based compensation)	37,536	30,687	6,849
Facility related and other	23,372	22,259	1,113
Total research and development expenses	$108,312	$91,900	$16,412
Research and development expenses were $108.3 million for the nine months ended September 30, 2025, compared to $91.9 million for the nine months ended September 30, 2024. The increase of $16.4 million in research and development expenses was primarily attributable to:
•an increase of $8.5 million in direct research and development expenses, driven by additional costs incurred related to the progress of our Duchenne programs, partially offset by fewer costs incurred related to our collaboration with Vertex;
•an increase of $6.8 million in personnel related costs, inclusive of $1.7 million in costs associated with our strategic workforce reduction for the nine months ended September 30, 2025 and stock-based compensation expense of $6.8 million and $5.8 million for the nine months ended September 30, 2025 and 2024, respectively; and
•an increase of $1.1 million in facility related and other costs to support our expanding operations.
We expect that our research and development expenses will increase as we advance ENTR-601-44 and ENTR-601-45 through clinical trials, ENTR-601-50 into clinical trials, ENTR-601-51 through preclinical development and into clinical trials, and continue to perform discovery work for future product candidates.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2025 were $31.5 million, compared to $28.6 million for the nine months ended September 30, 2024. The increase of $2.9 million was primarily attributable to an increase in personnel costs, inclusive of $0.2 million in costs associated with our strategic workforce reduction during the nine months ended September 30, 2025, and stock-based compensation expense of $8.5 million and $7.5 million for the nine months ended September 30, 2025 and 2024, respectively.
Interest and Other Income, net
Total interest and other income, net was $11.9 million for the nine months ended September 30, 2025, compared to $14.3 million of interest and other income for the nine months ended September 30, 2024. The decrease was driven by changes in interest earned from debt securities and money market funds as well as a decrease in the amount of marketable securities held.
Provision for Income Taxes
We recorded an income tax provision of $0.8 million for the nine months ended September 30, 2025 and an income tax provision of $2.7 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, the income tax provision recorded was primarily driven by adjustments made upon the finalization of tax returns.

For nine months ended September 30, 2024, the income tax provision recorded was primarily driven by the $75 million clinical advancement milestone achieved in the first quarter of 2024.
Liquidity and Capital Resources
Overview
Since our inception, we have devoted substantially all our resources to research and development efforts relating to our EEV Platform, advancing development of our portfolio of programs and general and administrative support for these operations, including raising capital.
Since inception, we have incurred significant net losses. As of September 30, 2025, we had an accumulated deficit of $233.9 million. Other than the recognition of revenue related to collaboration payments, we expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we advance our platform and therapeutic candidates. We will not generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more therapeutic candidates, if ever. If we obtain regulatory approval for any therapeutic candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.
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
As of September 30, 2025, we had cash, cash equivalents and marketable securities of $326.8 million. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of September 30, 2025 will be sufficient to fund our operations into the third quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
Sources of Liquidity
Since our inception, we have raised over $850.0 million of gross proceeds from sales of stock to leading biotechnology investors and from the Vertex Agreement. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $326.8 million.

In September 2023, we entered into a sales agreement (the "Sales Agreement") with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) (the "Sales Agent") under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $150.0 million, in a series of one or more ATM equity offerings (the "2023 ATM Program"). The Sales Agent is not required to sell any specific share amounts but acts as our sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. Pursuant to the Sales Agreement, any shares will be sold pursuant to the shelf registration statement on Form S-3 (File No. 333-268099) previously filed by the Company with the Securities and Exchange Commission (the “SEC”) on November 1, 2022 and declared effective by the SEC on November 7, 2022 (the “Prior Registration Statement”). The Company plans to file a shelf registration statement on Form S-3, including a sales agreement prospectus contained therein, to replace the Prior

Registration Statement that will expire on November 7, 2025, in accordance with applicable SEC regulations. Pursuant to Rule 415(a)(6) under the Securities Act, the offering of securities under the Prior Registration Statement will be deemed terminated as of the date of effectiveness of the new registration statement. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. As of September 30, 2025 we have not sold any shares of common stock under the 2023 ATM Program.
In June 2024, we entered into a securities purchase agreement with a limited number of investors relating to a registered direct offering (the “June 2024 Offering”) of 3,367,003 shares of our common stock at a purchase price of $14.85 per share and, in lieu of common stock to certain investors who so chose, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 3,367,003 shares of common stock at a purchase price of $14.8499 per Pre-Funded Warrant, which represents the price per share at which the shares of common stock were sold to the investors in the June 2024 Offering, minus $0.0001, which is the exercise price of each Pre-Funded Warrant. The June 2024 Offering was made pursuant to the Prior Registration Statement. The aggregate net proceeds from the sale of common stock and Pre-Funded Warrants in the June 2024 Offering were approximately $99.6 million, after deducting offering expenses payable by us. We will receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(96,309)	$(9,952)
Net cash provided by (used in) investing activities	87,689	(81,163)
Net cash provided by financing activities	695	101,562
Net (decrease) increase in cash, cash equivalents and restricted cash	$(7,925)	$10,447
Operating Activities
For the nine months ended September 30, 2025, net cash used in operating activities was $96.3 million and was driven by our net loss of $104.6 million, net cash used in changes in our operating assets and liabilities of $7.2 million, adjustments for non-cash expenses relating to stock-based compensation expense of $15.3 million and depreciation expense of $3.2 million, and adjustments for non-cash income relating to accretion of premiums and discounts of $3.0 million.
For the nine months ended September 30, 2024, net cash used in operating activities was $10.0 million and was driven by our net income of $64.5 million, net cash used in changes in our operating assets and liabilities of $83.0 million, adjustments for non-cash expenses relating to stock-based compensation expense of $13.2 million and depreciation expense of $2.8 million, and adjustments for non-cash income relating to accretion of premiums and discounts of $7.5 million.
Investing Activities
Net cash provided by investing activities was $87.7 million for the nine months ended September 30, 2025, consisting primarily of $212.1 million from the maturities of marketable securities, partially offset by $123.1 million in purchases of marketable securities and $1.3 million of purchases of property and equipment.
Net cash used in investing activities was $81.2 million for the nine months ended September 30, 2024, consisting primarily of $373.2 million in purchases of marketable securities and $2.5 million of purchases of property and equipment, partially offset by $294.5 million from the maturities of marketable securities.
Financing Activities
Net cash provided by financing activities was $0.7 million for the nine months ended September 30, 2025, consisting of $0.4 million in proceeds from stock option exercises and $0.3 million from the issuance of common stock under our employee stock purchase plan.

Net cash provided by financing activities was $101.6 million for the nine months ended September 30, 2024, consisting of $99.6 million of proceeds from sales of our common stock and pre-funded warrants, $1.7 million in proceeds from stock option exercises and $0.3 million from the issuance of common stock under our employee stock purchase plan.
Future Funding Requirements
We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. Our operating expenses and future funding requirements are expected to increase substantially as we continue to advance our portfolio of programs. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of September 30, 2025 will be sufficient to fund our operations into the third quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Contractual Obligations and Commitments
Lease Commitments
During the nine months ended September 30, 2025, there were no material changes to our lease commitments from those described in Note 11, Leases, of our financial statements in the Annual Report.
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
We have also entered into license agreements under which we are obligated to make certain payments. During the nine months ended September 30, 2025, there were no material changes to our commitments and contingencies related to our license agreements from those described in “Business—Intellectual property— License agreement with The Ohio State University” and Note 10, Commitments and Contingencies, to our financial statements in the Annual Report. For additional information regarding our license agreements, refer to Note 11, Commitments and Contingencies, to our condensed consolidated financial statements in this Quarterly Report.
Reduction in Force
On April 29, 2025, our board of directors approved a strategic plan, designed to increase the focus of our resources on our expanding portfolio of clinical candidates in Duchenne muscular dystrophy (“DMD”) and key preclinical programs. In connection with the new strategic plan, we reduced our workforce by approximately 20% (the "Reduction"). As a result of the Reduction, we incurred charges of $1.9 million, primarily consisting of one-time severance payments and employee termination-related benefits during the nine months ended September 30, 2025. $1.7 million of the charge was recorded as research and development expenses and $0.2 million of the charge was recorded as general and administrative expenses. We do not expect to incur additional charges related to the Reduction.
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

We are also a “smaller reporting company” because the market value of our stock held by non-affiliates was less than $250 million as of June 30, 2025. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 7, 2025, Ohio State Innovation Foundation (“OSIF”) filed a complaint in the United States District Court for the Southern District of Ohio against us, alleging claims for breach of contract related to the License Agreement, by and between us and OSIF, dated as of December 14, 2018, as amended. The dispute concerned our payment of sublicensing fees to OSIF arising from the sublicense agreement with Vertex, which was amended in October 2023. The complaint sought compensatory damages, pre-judgment and post-judgment interest, and attorneys' fees and costs, as well as an order for specific performance. We disputed OSIF’s claims. On August 22, 2025, we filed a Partial Motion to Dismiss under Federal Rule of Civil Procedure 12(b)(6) in the United States District Court for the Southern District of Ohio ("Partial Motion to Dismiss") along with a memorandum in support of the Partial Motion to Dismiss. On September 18, 2025, OSIF filed a Notice of Voluntary Dismissal Without Prejudice in the United States District Court for the Southern District of Ohio (the "Notice of Dismissal"). In the Notice of Dismissal, OSIF dismissed all of its claims against us.
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
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a biopharmaceutical company with a limited operating history upon which our stockholders can evaluate our business and prospects. While our programs for ENTR-601-44, ENTR-601-45, ENTR-601-50 and our partnered candidate VX-670, are in the clinical development stage, we have many other programs in the preclinical development or in the drug discovery stage. We commenced operations in 2016, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing our proprietary, highly versatile and modular Endosomal Escape Vehicle (“EEV”) platform (“EEV Platform”), identifying therapeutic candidates, establishing our intellectual property portfolio and conducting research and preclinical studies. Our approach to the discovery and development of therapeutic candidates based on our EEV Platform is unproven, and we do not know whether we will be able to conduct clinical studies on any of our therapeutic candidates beyond ENTR-601-44, ENTR-601-45 and our partnered candidate VX-670, develop any therapeutic candidates that succeed in clinical development or produce products of commercial value. As an organization, the only clinical trial we have completed is our Phase 1 clinical trial of ENTR-601-44 in healthy volunteers in the UK, and we have not completed the clinical development of any therapeutic candidate nor have we obtained any regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any significant revenue from product sales. We have incurred significant net losses since inception. As of September 30, 2025, we had an accumulated deficit of $233.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.
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

The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, continue to initiate clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Failing to raise capital when needed or on attractive terms could force us to delay, reduce or eliminate our research and development programs or any future commercialization efforts. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of September 30, 2025 will be sufficient to fund our operations into the third quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in September 2023, we entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) acting as our agent and/or principal (the “Sales Agent”), with respect to an "at the market offering" program under which we may offer and sell, from time to time, at our sole discretion, shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. However, there can be no assurance that the Sales Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our therapeutic candidates. Our future capital requirements will depend on many factors, including, but not limited to:
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
We are early in our development efforts and all our development programs, including our lead therapeutic candidates ENTR-601-44, ENTR-601-45 and our partnered candidate VX-670, which are in the early clinical stage, ENTR-601-50 which is in the regulatory filing stage, and ENTR-601-51, which is in the preclinical stage. We have invested substantially all of our research efforts to date in developing our EEV Platform, identifying potential therapeutic candidates, conducting preclinical studies, and initiating early clinical studies. As an organization, the only clinical trial we have completed is our Phase 1 clinical trial of ENTR-601-44 in healthy volunteers in the UK, and we have not completed the clinical development of any therapeutic candidate nor have we submitted an application for regulatory approval, and we may be unable to do so for our therapeutic candidates. We have completed CTA/IND-enabling studies for ENTR-601-44, ENTR-601-45, ENTR-601-50 and VX-670; however, we will need to complete CTA/IND-enabling studies for our other product candidates to support their progression into and/or through clinical studies in the United States. In addition, we have a development portfolio of programs that are in earlier stages of development and have not yet initiated or completed IND-enabling studies. We may never advance any additional therapeutic candidates through IND-enabling studies and receive authorization from the FDA, to proceed under an IND prior to initiating their clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our therapeutic candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
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
Using our platform, we are developing product features for medicines based on EEV peptides. Over time, our platform work led to commonalities, where a specific combination of EEV technologies, delivery technologies, and manufacturing processes generated a set of product features shared by multiple programs, for example, oligonucleotide- and protein-conjugated EEV peptides. This is what we call a “modality.” We are utilizing early programs in a modality, such as ENTR-601-44 for oligonucleotide-conjugated EEV peptides, to understand the technology risks within the modality, including manufacturing and pharmaceutical properties. Our lead therapeutic candidates ENTR-601-44 and ENTR-601-45 are being developed to address DMD, and we are highly dependent on the success of the future clinical trials of ENTR-601-44 and ENTR-601-45, the outcomes of which are uncertain, to further develop ENTR-601-50, our therapeutic candidate for patients with DMD who are exon 50 skipping amenable and ENTR-601-51, our therapeutic candidate for patients with DMD who are exon 51 skipping amenable. Because ENTR-601-44 is our EEV therapeutic candidate furthest along in clinical development, if ENTR-601-44 encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, the value of our EEV Platform, including our other therapeutic candidates such as ENTR-601-45, ENTR-601-50, ENTR-601-51, and our partnered candidate VX-670, could be greatly diminished and our development plans and business would be significantly harmed.
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
Preclinical and clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that our preclinical studies or clinical trials will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. Any positive results from our preclinical studies of our therapeutic candidates may not necessarily be predictive of the results in later preclinical studies and clinical trials. Similarly, even if we are able to complete our current or planned preclinical studies or clinical trials of our therapeutic candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials may not be replicated in our subsequent preclinical studies or later-stage clinical trials. Despite promising preclinical or clinical results, any therapeutic candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for therapeutic candidates in our industry is high.
The results from preclinical studies or clinical trials of a therapeutic candidate may not predict the results of later clinical trials of the therapeutic candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, our partnered candidate VX-670 and other potential therapeutic candidates, we do not know whether ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, VX-670 or the other potential therapeutic candidates will perform in current or future clinical trials as they have performed in these prior studies. The positive results we have observed for our therapeutic candidates in early, non-GLP preclinical studies and animal models may not be predictive of our current or future clinical trials in humans. Furthermore, for some indications that we are pursuing there are no animal models that adequately mirror the human disease to predict any level of positive results. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many therapeutic candidates fail in clinical trials despite very promising early results. Unexpected observations or toxicities observed in our IND-enabling studies for example, could delay clinical trials for ENTR-601-51 or our other development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and companies that have believed their therapeutic candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA approval. Additionally, we may conduct clinical trials that utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational therapeutic candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational therapeutic candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our therapeutic candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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
Although other oligonucleotide therapeutics, enzyme replacement therapies and genetic therapies have received regulatory approval, our EEV-based therapeutics are a novel approach to the delivery of biological therapeutics, which may present enhanced uncertainty associated with the safety profile of ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, our partnered candidate VX-670 and other EEV-based therapeutics compared to more well-established classes of therapies. Moreover, it is impossible to predict when or if any therapeutic candidates we may develop will prove safe in humans. As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our therapeutic candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our proprietary EEV Platform, which leverages a novel and unproven approach. While we have observed favorable preclinical study results based on our EEV Platform, we have not yet succeeded and may not succeed in demonstrating sufficient efficacy and safety to enable the approval of any therapeutic candidates as a result of our clinical trials or obtain marketing approval thereafter. Our lead therapeutic candidates, with the exception of ENTR-601-44, ENTR-601-45, ENTR-601-50 and our partnered candidate VX-670, but including ENTR-601-51, are in preclinical development or in the drug discovery stage. Our research methodology and novel approach to intracellular therapeutics may be unsuccessful in identifying additional therapeutic candidates, and any therapeutic candidates based on our EEV Platform may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the therapeutic candidates unmarketable or unlikely to receive marketing approval. Further, because all of our therapeutic candidates and development programs are based on our EEV Platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.
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
Where appropriate, we have sought and may continue to seek approval from the FDA, EMA or comparable foreign regulatory authorities through the use of accelerated approval pathways. If we are unable to obtain such approval for any of our candidates, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if one or more of our therapeutic candidates receive accelerated approval from the FDA, EMA or comparable regulatory authorities, if our confirmatory trials do not verify clinical benefit, if the safety profile were to change based on post-marketing safety surveillance, or if we do not comply with rigorous post-marketing requirements, the FDA, EMA or such other regulatory authorities may seek to withdraw accelerated approval.

We have sought and continue to pursue accelerated development strategies in areas of high unmet need. We have sought and may continue to seek accelerated approval pathways for our therapeutic candidates from the FDA, EMA or comparable foreign regulatory authorities. For example, the FDA granted orphan drug designation to ENTR-601-44 in 2022. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a therapeutic candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the therapeutic candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit, and the FDA is permitted to require, as appropriate, that such studies be underway prior to approval or within a specified period after the date of approval. Sponsors must also update the FDA on the status of these studies, and under FDORA, the FDA has increased authority to withdraw approval of a drug granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug's predicted clinical benefit.
Prior to seeking accelerated approval for any of our therapeutic candidates, we will seek feedback from the FDA, EMA or comparable foreign regulatory authorities and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, even though we have submitted and may decide to submit additional applications for accelerated approval, there can be no assurance that any such application will be accepted or that any approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type, including, for example, if other products are approved via the accelerated pathway and subsequently converted by FDA to full approval. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of any of our products. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our therapeutic candidate would result in a longer time period to commercialization of such therapeutic candidate, could increase the cost of development of such therapeutic candidate and could harm our competitive position in the marketplace. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.
We have sought and may continue to seek Fast Track designation, Breakthrough Therapy designation and/or orphan drug designation from the FDA or similar designations from other regulatory authorities for one or more of our therapeutic candidates. Even if one or more of our therapeutic candidates receive any of these designations, we may be unable to obtain or maintain the benefits associated with such designation.
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

Regulatory authorities in some jurisdictions, including the United States and the EU, may also designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a therapeutic candidate as an orphan drug if it is a drug intended to treat a rare condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission may grant orphan designation to a product if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five (5) in ten thousand (10,000) persons in the EU when the application is made, or (ii) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there is no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the product would be of significant benefit to those affected by that condition. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers, and it may entitle the therapeutic to exclusivity in the United States. Similar benefits, including a ten year period of market exclusivity, are available to orphan products in the EU. In 2022, the FDA granted orphan drug designation to ENTR-601-44. Even after obtaining orphan drug designation for ENTR-601-44, and even if we are able to obtain orphan drug designation for any other therapeutic candidate, we may not be able to obtain or maintain orphan drug exclusivity for ENTR-601-44 or any other therapeutic candidate.
For any of our programs or therapeutic candidates that may receive Fast Track, Breakthrough Therapy or orphan drug designation by the FDA (including ENTR-601-44) or similar designations by other regulatory authorities, there is no assurance that we will receive any benefits from such programs or that we will continue to meet the criteria to maintain such designation. Even if we obtain such designations, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A Fast Track, Breakthrough Therapy, or orphan drug designation does not ensure that a therapeutic candidate will receive marketing approval or that approval will be granted within any particular timeframe.
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
We anticipate we will conduct clinical trials of our therapeutic candidates in the United States and internationally. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions or may not be accepted at all. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of its applicable jurisdiction. For example, we are initially advancing the ENTR-601-44 and ENTR-601-45 programs in the EU and the UK, and we have not yet conducted any clinical trials for this program in the United States. If the FDA does not accept data from such trials, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our therapeutic candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
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

We engage a number of third-party suppliers and service providers to supply critical goods and services, such as contract research services, contract manufacturing services and information technology services. Disruptions to the business, financial stability or operations of these suppliers and service providers, including due to strikes, labor disputes or other disruptions to the workforce, for instance, if employees are not able to come to work, or to their willingness and ability to produce or deliver such products or provide such services in a manner that satisfies the requirements put forth by the authorities, or in a manner that satisfies our own requirements, could affect our ability to develop and market our future therapeutic candidates on a timely basis. If these suppliers and service providers were unable or unwilling to continue to provide their products or services in the manner expected, or at all, we could encounter difficulty finding alternative suppliers. For example, we currently rely on foreign CROs and CMOs to manufacture our clinical materials, and may rely on foreign CROs and CMOs in the future. Foreign CMOs may be subject to U.S. legislation or investigations, including legislation similar to the previously proposed BIOSECURE Act or the proposed National Defense Authorization Act of 2026, sanctions, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies and could adversely affect our financial condition and business prospects. Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company, our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions or if the BIOSECURE Act, the National Defense Authorization Act of 2026 or a similar law were to be enacted. Although the BIOSECURE Act was not passed, in October 2025, versions of the National Defense Authorization Act of 2026 passed each respective chamber of Congress and both included an amendment that will effectively implement federal government contracting, loan, and grant restrictions similar to the 2024 BIOSECURE Act. This 2025 version of the BIOSECURE Act does not identify any specific companies by name in the legislative text. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. Even if we are able to secure appropriate alternative suppliers in a timely manner, costs for such products or services could increase significantly. Any of these events could adversely affect our results of operations and our business.
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

For example, we will have limited influence and control over the development and commercialization activities of Vertex in the development and commercialization of VX-670 or certain other product candidates. In November 2024, Vertex announced completion of the single ascending dose (“SAD”) portion of the global Phase 1/2 clinical trial for VX-670 in people with DM1. On August 4, 2025 Vertex announced that it continues to enroll and dose the MAD portion of the global Phase 1/2 clinical trial of VX-670 in people with DM1, which will assess both safety and efficacy. Vertex confirmed that it is on track to complete enrollment and dosing in the trial in the first half of 2026. Vertex’s development and commercialization activities may adversely impact our own efforts. Failure by Vertex to meet its obligations under the Vertex Agreement, to apply sufficient efforts at developing and commercializing collaboration products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations. In addition, to the extent we rely on Vertex to commercialize any products upon obtaining regulatory approval, we may receive less revenues than if we commercialized these products ourselves, which could materially harm our prospects.
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

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. (“PTC”) and AGAMREE (valmorolone) is a novel alternative FDA approved steroid marketed by Catalyst Pharmaceuticals. Duvyzat (givinostat), marketed by ITF Therapeutics, is an oral histone deacetylase inhibitor that works by targeting the pathogenic processes to reduce inflammation and loss of muscle. In addition, there are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are phosphorodiamidate morpholino oligomers (“PMOs”) approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc. (“Sarepta”), and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd. (“Nippon”). Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Nippon, which is in a Phase 2 clinical trial for patients amenable to exon 44 skipping, PTC with ataluren, a small molecule targeting nonsense mutations, which has resubmitted for approval in the United States in October 2024 after a prior rejection, Avidity Biosciences, Inc. (“Avidity”), which announced plans to file a BLA in the first quarter of 2026 using data from its Phase 2/3 clinical trial with antibody oligonucleotide conjugates for exon 44 (AOC-1044), and has similar programs for patients amenable to exon 45, and exon 51 skipping in preclinical development, Wave Life Sciences Ltd., which has announced data for WVE-N531, a clinical candidate that is designed to target exon 53 within the dystrophin gene with announced plans to submit an NDA in 2026, Dyne Therapeutics, Inc. (“Dyne”), which is pursuing antibody fragment-oligonucleotide conjugates for exons 44, 45, 51 (clinical candidate DYNE-251 to be filed with the FDA in 2026) and 53, and BioMarin Pharmaceutical Inc., expects to announce data from an ongoing Phase 1/2 trial for BMN 351, an antisense oligonucleotide therapy for exon 51 by the end of 2025. In addition, several companies are developing gene therapies to treat DMD, including Sarepta (Elevidys; delandistrogene moxeparvovec-rokl which was approved for patients with a confirmed mutation that are at least 4 years of age but which has been asked to submit additional data to support utilization for non-ambulatory patients covered by the accelerated approval), Solid Biosciences Inc. (SGT-003), and REGENXBIO (RGX-202; projecting pivotal; topline data in the first half of 2026). Gene editing treatments that are in preclinical development are also being pursued by Vertex and Sarepta, as well as a number of other companies. We are also aware of several companies targeting non-dystrophin mechanisms (promotion of regeneration and/or protection of muscle) for the treatment of DMD.

We expect to face competition from existing products and products in development for each of our therapeutic candidates. There are currently no approved therapies to treat the underlying cause of DM1. Therapeutic candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; AOC-1001, an antibody linked siRNA in clinical development by Avidity; DYNE-101, an antibody fragment conjugated to an ASO targeting DM1 protein kinase knockdown in clinical development by Dyne with full enrollment of their registrational cohort projected for the second quarter of 2026 and a projected launch in the first quarter of 2028; EDODM1, a linear peptide conjugated to a PMO targeting CUG repeats in clinical development by PepGen, Inc with phase 2 MAD data expected in the first quarter of 2026.; An alphavbeta6 integrin inhibitor from Arrowhead Pharmaceuticals (licensed to Sarepta) initiated a Phase 1/2a SAD/MAD with initial SAD data expected in 2026; a small molecule targeting GTG repeats in preclinical development by Design Therapeutics, Inc.; and small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.
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
•general macroeconomic, geopolitical, industry and market conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, tariffs (including tariffs that have been or may in the future be imposed by the United States or other countries), sanctions, trade protection measures or other trade barriers (including further legislation or actions taken by the United States or other countries that restrict trade), social, political and economic risks and military acts of war or terrorism; and
•other events or factors, many of which are beyond our control.
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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. For example, inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our business could also be impacted by volatility caused by geopolitical events within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in the U.S. federal policy that affect the geopolitical landscape and ongoing military conflicts. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Additionally, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

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
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 66% of our outstanding voting stock as of September 30, 2025. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
We are an “emerging growth company” and a smaller reporting company and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.
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

Currently, federal agencies in the U.S. are operating under a federal government shutdown due to Congress not passing a new appropriations bill or a continuing resolution before the previous one expired on September 30, 2025. The duration of the current government shutdown is unknown. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. The Trump Administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

Over the last several years, including beginning on October 1, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or a widespread freeze on federal funding continues or occurs in the future or if global health concerns or staffing changes prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our future regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended September 30, 2025 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").
Recent Sales of Unregistered Equity Securities
None.
Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2025, no officer or director of the Company adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information.

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
Date: November 6, 2025

ENTRADA THERAPEUTICS, INC.

By:	/s/ Dipal Doshi
Name:	Dipal Doshi
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Kory Wentworth
Name:	Kory Wentworth
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)