Form 10-K
period 2025-12-31
Entrada Therapeutics, Inc.
filed 2026-02-26
CIK 1689375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of registrant’s common equity held by non-affiliates of registrant on June 30, 2025 was approximately $191.2 million based upon the closing sale price of the common stock as reported on The Nasdaq Global Market as of June 30, 2025. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 19, 2026, the registrant had 38,284,313 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•the impact of macroeconomic and geopolitical developments on our business, including rising inflation and capital market disruptions, changes in or disruptions of U.S. governmental agencies, whether from a U.S. federal government shutdown or reduced resources, new or increased international tariffs and retaliatory tariffs, trade protection measures, military conflicts, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets;
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
•Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead therapeutic candidates, ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, ENTR-801 and our partnered candidate VX-670. Delay or failure to advance programs or modalities, including ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, ENTR-801 and VX-670 could adversely impact our business.
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
•Our approach to the discovery and development of therapeutic candidates that are based on our EEV platform (“EEV Platform”) is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our therapeutic candidates or render our EEV Platform obsolete.
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

PART I
Item 1. Business
Overview
We are a clinical-stage biopharmaceutical company aiming to transform the lives of patients by establishing a new class of medicines that engage intracellular targets that have long been considered inaccessible. Through proprietary, versatile and modular approaches, we are advancing a robust development portfolio of genetic medicines for the potential treatment of neuromuscular and inherited retinal diseases, among others. In 2026, we expect to progress our ENTR-601-44 and ENTR-601-45 clinical trials, an EU filing for the ENTR-601-50 clinical trial, and regulatory submissions for ENTR-601-51. In addition, our VX-670 partnership with Vertex Pharmaceuticals Incorporated (“Vertex”) continues to progress, with dosing completion anticipated in mid-2026. We anticipate reporting on the results of two cohorts of patient data from our ENTR-601-44 program, and one from our ENTR-601-45 program during 2026.

Clinical-Stage Development Pipeline:

Entrada continues to advance multiple clinical programs in people living with Duchenne muscular dystrophy (“DMD”) in the United Kingdom (“UK”), European Union (“EU”) and United States (“U.S.”). In 2026, we expect to have four clinical-stage programs in its DMD franchise (ENTR-601-44, ENTR-601-45, ENTR-601-50 and ENTR-601-51). When combined, we estimate that there are over 11,500 patients in the U.S. and Europe that carry mutations amenable to Entrada's current exon skipping programs. Complementing the ongoing clinical progress of the DMD franchise is the myotonic dystrophy type 1 (“DM1”) partnership with Vertex (“VX-670”). Each of these programs utilize the same endosomal escape vehicle, and as such, we anticipate initial data readouts from any one of the candidate clinical trials to provide critical insights for the rest.

ELEVATE-44-201: The Company completed dosing of Cohort 1 of the global Phase 1/2 multiple ascending dose (“MAD”) portion of the clinical study of ENTR-601-44 in ambulatory patients living with DMD who are amenable to exon 44 skipping, and those patients transitioned to the 6 dose open label portion of the trial. Dosing every 6 weeks of all 8 patients is ongoing in this Phase 2 portion of the study. In February 2026, an independent Data Monitoring Committee (DMC) reviewed the data to date from the eight patients enrolled in Cohort 1 and recommended initiation of Cohort 2 at the increased dose of 12 mg/kg without protocol modification. The Company is on track to report data from Cohort 1 (6 mg/kg) in the second quarter of 2026, data from Cohort 2 (12 mg/kg) by year-end, and data from Cohort 3 (up to 18 mg/kg) to follow if needed. We expect to see double digit dystrophin production in the first patient cohort and, based on a combination of non-clinical and healthy normal volunteer data, a multi-fold increase in dystrophin as we dose up in the second and third cohorts. We intend to open an expansion cohort later in the year to increase the number of participants treated in the ELEVATE-44-201 study, as this study has been designed to support an accelerated approval in the U.S. Additionally, in December 2025, the U.S. Food and Drug Administration (“FDA”) granted Rare Pediatric Disease Designation to ENTR-601-44.

ELEVATE-44-102: The Company believes this clinical trial, in the underserved adult patient population, would be best to initiate at the highest advisable starting dose in patients with advanced disease. Following a review of safety, PK and PD data from the ELEVATE-44-201 study in Q2 2026, we may have an opportunity to re-engage with the FDA to discuss increasing the planned doses in this clinical trial. As such, the Company will provide an update on clinical study design and timing following interactions with the FDA.

ELEVATE-45-201: The Company initiated patient dosing in the global Phase 1/2 MAD portion of the clinical study of ENTR-601-45 in ambulatory patients living with DMD who are amenable to exon 45 skipping. The Company is on track to report data from Cohort 1 (5 mg/kg) in mid-2026, with data from Cohort 2 and Cohort 3 (up to 10 mg/kg and 15 mg/kg) to follow. The proposed ELEVATE-45-201 clinical trial design and dosing regimen is similar to ELEVATE-44-201, incorporating a MAD Phase 1 portion, a 6 dose open label Phase 2 portion and an expansion cohort. We expect ENTR-601-45 to be both best in class and to be the first PMO-conjugate to generate clinically meaningful data in a population where only low single digit competitive dystrophin production has been observed to date.

ELEVATE-50-201: The Company received regulatory authorization from the UK’s Medicines and Healthcare Products Regulatory Agency (“MHRA”) and Research Ethics Committee to initiate a Phase 1/2 MAD clinical study of ENTR-601-50 in ambulatory patients living with DMD who are amenable to exon 50 skipping. The Company expects to submit regulatory applications and obtain authorization in the EU for ENTR-601-50 by year-end 2026.

ENTR-601-51: The Company expects to submit global regulatory applications to initiate clinical trials for ENTR-601-51 in 2026. If these trials are allowed to proceed, this will become our fourth clinical stage DMD program, and is applicable to the largest sub-population of exon skipping amenable patients.

VX-670: Vertex continues to enroll and dose the MAD portion of the global Phase 1/2 clinical trial of VX-670 in people living with DM1, which will assess both safety and efficacy (splice correction). Vertex has announced that it is on track to complete enrollment and dosing in the trial in mid-2026.

Expanding Preclinical Pipeline:

The Company has advanced two ocular programs into lead optimization for the potential treatment of inherited retinal diseases. Both programs are novel oligonucleotide-based therapeutics with the potential to address areas of high unmet need. In December 2025, Entrada announced its first ocular clinical candidate, ENTR-801, for the potential treatment of Usher syndrome type 2A (“USH2A”). The Company plans to announce a second clinical candidate in ocular diseases in the second half of 2026 and continues to explore novel targets to address both rare and more common retinal conditions. From a strategic point of view, progress in a new therapeutic area enables portfolio diversification in the form of tissue type, route of administration and regulatory pathway. At the same time, however, as in our neuromuscular franchise, initial targets are selected based on well-understood biology, significant unmet need, translational clarity and the potential to differentiate based on our proprietary technologies and capabilities.

ENTR-801: The Company’s first ocular candidate is an optimized, proprietary oligonucleotide-based therapy for the potential treatment of a subgroup of patients with USH2A, who are amenable to exon 13 skipping. The clinical candidate was designed to restore functional usherin protein production with the goal of preserving photoreceptors (the light-sensing cells in the eye) to stabilize the overall retinal architecture and preserve function. ENTR-801 was selected from a library of 200 sequences based on its robust exon skipping and usherin protein production, as well as initial safety data in multiple animal models.

USH2A is an inherited eye disease caused by changes in the USH2A gene. In some people, mutations in exon 13 prevent the body from producing usherin, a protein that is essential for the health of photoreceptors. Without usherin, photoreceptors gradually degenerate, leading to progressive vision loss that often begins in early adulthood and can progress to legal blindness by mid-adulthood. There are currently no approved therapies that address the underlying cause of Usher syndrome. In the U.S. and Europe, we estimate that approximately 14,000-15,000 people are living with USH2A who may be amenable to exon 13 skipping.

We continue to believe that the robust supporting data and ongoing progress of our growing portfolio of clinical and preclinical candidates has the potential to make a significant difference in the lives of patients.
Platform
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
We believe our EEV Platform can enable the efficient intracellular delivery of highly targeted and potent therapeutics throughout the body. The cornerstone of our platform, our proprietary EEV peptides are based upon small cyclic peptides of approximately 10 amino acid residues or fewer. EEV peptides bind with low affinity, at normal serum pH levels, directly to the phospholipid bilayer of all cells and trigger the natural process of endocytosis. In our preclinical studies, we have observed, based on mass balance analysis, that greater than 90% of EEV-conjugated material is taken up by the tissues of the body. Once inside the cell, these studies indicate that the EEV-conjugated material rapidly escapes from the early endosome. Because of the low-pH conditions in the early endosome, the binding affinity of the EEV to the inner endosome wall increases, resulting in the successful formation and budding of unstable vesicles which then collapse and release their contents into the cell cytosol. In our preclinical studies, we observed that approximately 50% of the EEV-

conjugated material escaped the endosome to reach the intracellular disease target as compared to the <2% observed in prior studies of current biologics. While these preclinical studies were not designed as head-to-head comparisons to current biologics, these data generally compare favorably to historical published data regarding the percentage, of current biologics that have been observed to reach their designed intracellular disease target. We leverage a variety of organelle targeting moieties to ensure that, where necessary, the therapeutic reaches the right sub-compartment inside the cell.

We believe our EEV Platform can offer meaningful advantages over existing therapeutic approaches, including broad potential therapeutic index, potential utility across multiple modalities, and potential applicability to a wide range of diseases. EEVs can be conjugated to oligonucleotides or proteins to enhance therapeutic index in a dose dependent manner via enhanced intracellular target exposure and reduced immunosurveillance.

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
We estimate that DMD occurs in approximately one in every 3,500 to 5,000 live male births and that the patient population is approximately 41,000 patients in the aggregate in the U.S. and Europe. Approximately 80% of patients have mutations amenable to exon skipping in the nucleus.
Corticosteroids are the current standard of care. However, chronic use of corticosteroids, particularly in pediatric populations, is challenging due to side effects including growth impairment, immune suppression, obesity and other endocrine-related disorders. There are four FDA-approved PMO-based oligonucleotide skipping therapies, each addressing a specific mutation: casimersen (exon 45), eteplirsen (exon 51), golodirsen (exon 53) and viltolarsen (exon 53). These products have all been approved using the accelerated approval pathway on the basis of dystrophin production. These currently approved exon skipping therapeutics have demonstrated a modest improvement in dystrophin levels ranging from approximately 1-6%. However, the FDA-approved labels for all four drugs state that continued approval may be contingent upon the verification of a clinical benefit in confirmatory clinical trials. None of the products are approved by the European Medicines Agency (“EMA”) due to insufficient evidence of clinical benefit. A fifth drug, ataluren, was conditionally approved outside of the U.S. in certain territories for nonsense mutations in ambulatory patients with DMD aged five years and older. These therapies require weekly intravenous infusions which is suboptimal from a patient perspective. More recently, a histone deacetylase inhibitor (HDACi) givinostat, which works as a supportive care treatment by targeting pathogenic processes to reduce inflammation and loss of muscle, was approved by the FDA for the treatment of boys ages 6 years and up with DMD.
Our DMD Strategy
We are developing therapeutic candidates to address the genetic basis, at the exon-specific level, of DMD. In our neuromuscular disease programs, we link EEV peptides to small strands of nucleic acids called oligonucleotides, including phosphorodiamidate morpholino oligomers (“PMOs”). We are developing EEV-PMOs that promote the skipping of these DMD-associated mutations.

Entrada optimizes both the EEV delivery vehicle and the active conjugate to create what we believe will be best-in-class medicines.

Based on preclinical and clinical data observed to date, we believe that our EEV-PMO exon-skipping therapy may enable the production of functional dystrophin to slow, stop or even reverse disease progression. The graphic below summarizes both the epidemiology of disease, by mutation status as well as our program status across the world.

ENTR-601-44

Preclinical studies suggest the potential for significant patient benefit with our first exon skipping clinical candidate ENTR-601-44. Data in the humanized DMD mouse model and non-human primate (“NHP”) model at levels we believe to be clinically relevant revealed both significant and durable levels of exon skipping extending to at least 12 weeks. Additionally, in vitro data suggest much higher levels of target engagement in patient cells than in healthy cells. In healthy cells, exon skipping mechanism creates an out of frame mutation and the mRNA transcript is broken down very quickly via nonsense mediated decay. In the Duchenne patient, the goal is to bring an out-of-frame mutation in-frame, resulting in mRNA transcript that is substantially more stable, and enabling durable and robust translation to exon skipping and dystrophin production.

While exon skipping in the humanized mouse model is an in vivo validation, we believe the ability to demonstrate both exon skipping and dystrophin restoration in the del45hDMD.mdx mouse model is also critically important. As shown below, mice were dosed with 15, 30 or 45 mg/kg, resulting in dose dependent restoration of dystrophin to near wild type levels at the highest dose.

Importantly, not only have we demonstrated functional target engagement in both in vivo and in vitro models but we have also shown uptake in satellite cells. We believe we are the first company to demonstrate evidence of delivery to satellite cells in preclinical models. Muscle satellite cells are a pool of quiescent muscle stem cells which are activated upon injury to help repair or regenerate myofibers. Satellite stem cells are responsible for regenerating and repairing muscles; The ability to access the satellite cells is an important differentiator for EEV therapies. We believe this is a highly compelling finding, as generating dystrophin in and protecting these skeletal muscle progenitor cells may enhance their ability to regenerate damaged muscle fibers and thereby contribute to a rapid, deeper and more durable clinical response.

The graphic below shows an PMO co-localizes in satellite cells in a D2-mdx mouse model with the immunofluorescence image taken 12 weeks post third dose (doses 6 weeks apart). Pax7 (Paired Box 7) is a transcription factor highly expressed in muscle satellite cells responsible for their activation, proliferation and differentiation. The images below demonstrated co-localization of both the Pax7 and PMO in the nuclei (DAPI - 4'6-diamiddino-2-phenylindole stain) of the satellite cells and newly regenerated centrally nucleated fibers.

Healthy Normal Volunteer Trial

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

The trial included a total of 32 healthy male volunteers across four cohorts, with each cohort consisting of six participants receiving ENTR-601-44 and two participants receiving a placebo control. The doses administered across the cohorts were 0.75 mg/kg, 1.5 mg/kg, 3 mg/kg and 6 mg/kg. Key findings included clinical safety up to 6 mg/kg, with the potential for best-in-class pharmacokinetics and pharmacodynamics in patients.

There were no serious adverse events, no drug-related adverse events and no clinically significant changes or trends noted in vital signs, electrocardiograms, physical exams or laboratory assessments observed in the trial.
•No adverse events (“AEs”) related to study drug
•Most common AE was headache (n=7; 5 mild and 2 moderate)
•No clinically significant findings with lab values, ECG or vital signs
•No adverse findings or clinically relevant changes to biomarkers of renal toxicity at highest dose of 6 mg/kg

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

•Plasma stability of the drug itself means that there is significant, extended, and dose-dependent exposure to the muscle and thus the therapeutic target. As dose increases, there is a great opportunity to see an increase in efficacy
•The renal excretion of the final metabolite also increases but in a non-linear fashion. For every doubling of the dose we see more than a doubling of the percentage of metabolite excreted. Furthermore, this difference increases as the dose goes up. We believe a potential explanation for this observation may be the saturation of renal re-uptake mechanisms at an extremely low dose

Potential Implications of Healthy Normal Volunteer Results, In the Context of Supporting Non-clinical Data

In summary, we have demonstrated that ENTR-601-44 drug exposure to target increases in a dose-dependent manner, that this drug exposure is three times higher than would be predicted by non-human primate models and, critically, any increase of final metabolite exposure in the only organ of concern (kidney) appears to be limited, at least in the dose range tested. In other words, the therapeutic index grows as the dose increases. The full extent of this relationship is illustrated in the three-panel graphic below.

In the leftmost panel, the dose-dependent relationship associated with both muscle concentration and the concomitant levels of exon skipping in the NHP is depicted. In the center panel, a comparison of the dose-dependent muscle concentration between the healthy normal volunteer single ascending dose trial and the NHP experiment is depicted. Note that a 10 mg/kg dose in the NHP resulted in the same level of muscle exposure as a 3 mg/kg dose in the human. This implies that our starting dose in ELEVATE-44 trial of 6 mg/kg and our second dose level of up to 12 mg/kg are approximately the same as the non-human primate 20 mg/kg and 40 mg/kg respectively. This translational interpretation forms the basis of our expectation that a dramatic non-linear PK/PD response should be expected as we increase the dose of ENTR-601-44 in the ongoing multi-ascending dose trial.

The center panel compares the human and non-human primate muscle concentrations of the candidate drug.

The rightmost panel illustrates the dose-dependent non-linear increase in the urinary disposition of the final PMO metabolite. In the healthy normal volunteer trial we observed that for each doubling of the dose there was more than a doubling of final metabolite excretion. We believe the most apparent explanation is that renal re-uptake receptors may be saturated. Most importantly, that saturation appears to happen at doses where no treatment related adverse events have been noted (prior table above).

In conclusion, we expected to see a multifold increase in target tissue exposure without a concomitant increase in off-target tissue exposure implying an increasing therapeutic index as dose increases.

ELEVATE-44-201

The Company completed dosing of Cohort 1 of the global Phase 1/2 multiple ascending dose (MAD) portion of the clinical study of ENTR-601-44 in ambulatory patients living with DMD who are amenable to exon 44 skipping, and transitioned to the 6 dose open label portion of the trial. Dosing every 6 weeks of all eight patients is ongoing in the Phase 2 portion of the study.

While the trial is double blind placebo controlled, which means that the Company does not yet have insight into the results of the first cohort, an independent data monitoring committee reviewed initial data from all eight patients enrolled and cleared continuation of the trial without amendment or adjustment. We have also observed a generally favorable safety profile in our healthy normal volunteer trial.

In February 2026, an independent Data Monitoring Committee (DMC) reviewed the data to date from the eight patients enrolled in Cohort 1 and recommended initiation of Cohort 2 at the increased dose of 12 mg/kg without protocol modification. The Company is on track to report data from Cohort 1 (6 mg/kg) in the second quarter of 2026, when we expect to see double digit dystrophin and data from Cohort 2 (12 mg/kg) by year-end where we expect to see multi-fold higher and best in class dystrophin. Data from Cohort 3 (up to 18 mg/kg) would follow in 2027 if needed. The complete ELEVATE-44-201 Phase 1/2 trial design is depicted below. ELEVATE-44-201 is designed to support a submission for accelerated approval from the FDA and form the basis of a global registrational program.

ELEVATE-44-102

The Company believes this clinical trial, in the underserved adult patient population, would be best to initiate at the highest advisable starting dose in patients with advanced disease. Following a review of safety, PK and PD data from the ELEVATE-44-201 study in Q2 2026, we may have an opportunity to re-engage with the FDA to discuss increasing the planned doses in this clinical trial. As such, the Company will provide an update on clinical study design and timing following interactions with the FDA.

ENTR-601-45

The decision to initiate the ELEVATE-45 multiple-ascending dose trial was based in part on the clinical trial ENTR-601-44-101 described above, and in part on the strength of preclinical pharmacodynamic data indicating robust exon skipping, dystrophin production and functional correction in the del44hDMD.mdx mouse model. As shown below, active and vehicle treated del44hDMD.mdx mice, n=5 per cohort, were dosed with ENTR-60-45 every 6 weeks for a total of three doses (Q6W x 3 doses); saline treated mice (n=10, Q6W x 3 doses) were used as a control. Exon skipping (as measured via Droplet Digital polymerase chain reaction - ddPCR) and dystrophin production significantly increased 6 weeks after the third dose of ENTR-601-45 (gastrocnemius muscle shown). In the figure below biomarkers were measured 5 weeks post 3rd dose and functional response was evaluated 6 weeks post third dose.

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

ELEVATE-45-201

The Company initiated patient dosing in the global Phase 1/2 MAD portion of the clinical study of ENTR-601-45 in ambulatory patients living with DMD who are amenable to exon 45 skipping. The Company is on track to report data from Cohort 1 (5 mg/kg) in mid-2026, with data from Cohort 2 and Cohort 3 (up to 10 mg/kg and 15 mg/kg) to follow. The proposed ELEVATE-45-201 clinical trial design and dosing regimen is similar to ELEVATE-44-201, including a MAD Phase 1 portion, a 6 dose open label Phase 2 portion and an expansion cohort. We expect that ENTR-601-45 has the potential to be both best-in-class and to be the first PMO-conjugate to generate clinically meaningful data in a population where only low single digit competitive dystrophin production has been observed to date.

ENTR-601-50 and ENTR-601-51

ELEVATE-50-201

The Company received regulatory authorization from the UK’s Medicines and Healthcare Products Regulatory Agency (“MHRA”) and Research Ethics Committee to initiate a Phase 1/2 MAD clinical study of ENTR-601-50 in ambulatory patients living with DMD who are amenable to exon 50 skipping. The Company expects to submit regulatory applications and obtain authorization in the EU for ENTR-601-50 by year-end 2026.

Robust dose-dependent exon 50 skipping and dystrophin production has been demonstrated in the del51hDMD.mdx mouse model after a single dose of ENTR-601-50, which supports the potential for clinically relevant dystrophin restoration in patients. Perhaps most importantly, the biomarker data correlated with near full correction to normal function as measured by percent force retained after 10 muscle contractions.

Similarly, robust dose-dependent exon 51 pharmacodynamics in both del52hDMD.mdx and hDMD mouse models support potential for high and persistent dystrophin restoration in patients. As with ENTR-601-44 and ENTR-601-45, we believe that these preclinical data suggest the potential for therapeutic benefit at clinically relevant doses. We expect to submit global regulatory filings for ENTR-601-51 in 2026.

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
DM1 is commonly estimated to affect approximately 110,000 people in the U.S. and Europe. The disease is typically categorized based on age of onset and severity of symptoms into various phenotypes: 75% classical (adult-onset in the second to fourth decade of life); 10% childhood; and 15% congenital. All forms of DM1, except the late-onset form, are associated with high levels of disease burden and in the most severe cases can be associated with premature mortality. Life expectancy ranges from 45 years to 60 years. Seventy percent of early mortality is caused by cardiorespiratory complications. Respiratory failure due to muscle weakness (especially diaphragmatic weakness) causes at least 40% of early mortality, and cardiac abnormalities account for approximately 30%. The clinical course of DM1 is usually slowly progressive, but may become extremely disabling, especially when more generalized limb weakness and respiratory muscle impairment develops. Systemic manifestations such as fatigue, gastrointestinal (GI) complications, cataracts, incontinence and excessive daytime sleepiness greatly impact a patient’s quality of life. As a result, DM1 leads to physical impairment, activity limitations and decreased participation in social activities and work.
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
Under the terms of the Vertex Agreement, we initially received $250.0 million from the Vertex Agreement comprised of an upfront payment of $223.7 million and an equity investment of $26.3 million in our common stock at $16.26 per share. In 2023, we achieved a milestone pursuant to the Vertex Agreement related to preclinical IND-enabling Good Laboratory Practices (“GLP”) toxicology studies of VX-670 that triggered a $17.5 million milestone payment. In 2024, we achieved a milestone related to the clinical advancement of VX-670, which triggered a $75.0 million payment.

Vertex continues to enroll and dose the MAD portion of the global Phase 1/2 clinical trial of VX-670 in people living with DM1, which will assess both safety and efficacy (splice correction). Vertex has announced that they are on track to complete enrollment and dosing in the trial in mid- 2026.
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
The Company has advanced one ocular program through candidate nomination and a second ocular program into lead optimization for the potential treatment of inherited retinal diseases. Both programs are novel oligonucleotide-based therapeutics with the potential to address areas of high unmet need. In December 2025, Entrada announced its first ocular clinical candidate, ENTR-801, for the potential treatment of Usher syndrome type 2A (“USH2A”). The Company plans to announce a second clinical candidate in ocular diseases in the second half of 2026 and continues to explore novel targets to address both rare and more common retinal conditions. From a strategic point of view, progress in a new therapeutic area enables portfolio diversification in the form of tissue type, route of administration and regulatory pathway. At the same time, however, as in our neuromuscular franchise, initial targets are selected based on well-understood biology, significant unmet need, translational clarity and the potential to differentiate based on our proprietary technologies and capabilities.
ENTR-801

The Company’s first ocular candidate is an optimized, proprietary oligonucleotide-based therapy for the potential treatment of a subgroup of patients with USH2A, who are amenable to exon 13 skipping. The clinical candidate was designed to restore functional usherin protein production with the goal of preserving photoreceptors (the light-sensing cells in the eye) to stabilize the overall retinal architecture and preserve function. ENTR-801 was selected from a library of 200 sequences based on its robust exon skipping and usherin protein production, as well as initial safety in multiple animal models.

USH2A is an inherited eye disease caused by changes in the USH2A gene. In some people, mutations in exon 13 prevent the body from producing usherin, a protein that is essential for the health of photoreceptors. Without usherin, photoreceptors gradually degenerate, leading to progressive vision loss that often begins in early adulthood and can progress to legal blindness by mid-adulthood. There are currently no approved therapies that address the underlying cause of Usher syndrome and very few in clinical development. In the U.S. and Europe, we estimate that approximately 14,000-15,000 people are living with USH2A who may be amenable to exon 13 skipping.

The data package to support candidate selection is robust and includes what we believe to be best in class exon skipping data in human retinal explants, and iPSC derived retinal organoids. This in vitro and ex vivo data was further complemented by in vivo data in mice, rabbits and non-human primates. Rabbit was established as the most sensitive species, which is typical for retinal diseases, and in this case ENTR-801 was well-tolerated based on in-life observations and confirmed by histopathology.
Following a single injection, ENTR-801 achieved the prespecified target engagement goal of ≥ 25% and usherin protein production lasting 90 days in humanized USH2A mice as a single IVT dose of ENTR-801 has been observed to achieve the exon skipping target that is expected to be clinically relevant. Protein generation is measurable for at least 90 days, suggesting the potential for dosing every 2-3 months.

We expect to announce a second clinical candidate in ocular diseases in the second half of 2026 for which we also anticipate initiating IND-enabling studies and will announce clinical strategies in 2026. We continue to believe that the robust supporting data and ongoing progress of our growing portfolio of clinical and preclinical candidates has the potential to make a significant difference in the lives of patients.
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

Our Strategy
We aim to transform the lives of patients and become the world’s foremost intracellular therapeutics company. To achieve this, the key pillars of our strategy include:
•Rapidly advance therapeutic candidates into and through clinical development in patients with neuromuscular disease. Our DMD franchise is comprised of exon-skipping EEV-PMO candidates, ENTR-601-44, -45, -50 and -51, that aim to restore functional dystrophin production. Our four-year research and development collaboration with Vertex includes both the ongoing clinical development of VX-670 for patients with myotonic dystrophy type 1 and research into new EEV-based candidates.
•Leverage our growing capabilities in genetic medicine and protein design to advance a broad development portfolio of therapeutic candidates across multiple devastating diseases. We believe our expanded capabilities can enable us to advance therapeutic candidates for the treatment of additional neuromuscular and non-neuromuscular diseases, beginning with the development of ENTR-801 and the selection of a second candidate in ocular disease, for which the biophysical properties, therapeutic approaches, and development strategies involve regulating gene and protein expression. We are experimenting with combinations of different platform elements to enhance the therapeutic index and half-life of potential candidates and to enable new mechanisms of action.
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
Our management team brings a depth of experience and knowledge base in research, drug discovery and development and commercialization. The team is led by Dipal Doshi, our Chief Executive Officer, who brings over 20 years of leadership experience within life sciences companies; Nathan Dowden, our President and Chief Operating Officer,

who has three decades of experience leading corporate strategy, portfolio management, business planning and operations; Natarajan Sethuraman, Ph.D., our President of Research and Development, who is an expert in large molecule therapeutic development and delivery platforms with over 30 years of experience across pharmaceutical and biotechnology companies; Kory Wentworth, our Chief Financial Officer, who has over 20 years of global biopharmaceutical and public accounting experience, and our General Counsel, Jared Cohen Ph.D., J.D., who has 20 years of both external and in-house experience at a range of mature and early stage biopharmaceutical companies. Our leadership team also includes Karla MacDonald, our Chief Corporate Affairs Officer, Kerry Robert, M.S., our Senior Vice President, People, who has 15 years of experience building leading talent organizations in biotechnology and technology companies, and Kevin Healy, Ph.D., our Senior Vice President of Regulatory Affairs, who has extensive expertise in the development and commercialization of therapies for serious and rare diseases and has led or participated in more than 30 formal meetings with the FDA, EMA, and other global health authorities.

As of February 19, 2026, our organization was comprised of 152 talented individuals with significant experience across discovery, preclinical research, manufacturing, clinical development and operations. We are supported by leading scientific and clinical experts in the fields of peptide chemistry, oligonucleotide and protein optimization, disease specific pathophysiology and clinical development.
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
Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. (“PTC”) and AGAMREE (vamorolone) is a novel alternative steroid marketed by Catalyst Pharmaceuticals. Duvyzat (givinostat) is an oral medication marketed by ITF Therapeutics for patients six years of age and older. Duvyzat is a histone deacetylase (HDAC) inhibitor that works by targeting pathogenic processes to reduce inflammation and loss of muscle. There are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are PMOs approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc. (“Sarepta”), and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd (“Nippon”). Sarepta also markets Elevidys (delandistrogene moxeparvovec-rokl), a gene therapy for the treatment of DMD for ambulatory individuals 4 years of age and older.

Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Nippon, which is in a Phase 2 clinical trial for patients amenable to exon 44 skipping in Japan, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Avidity Biosciences, Inc. (“Avidity”), which was recently purchased by Novartis (close anticipated in Q1 2026) is in a Phase 2 clinical trial with antibody oligonucleotide conjugates for exon 44 ("del-zota"), and has similar programs for patients amenable to exon 45, and exon 51 skipping in preclinical development, Wave Life Sciences Ltd., which is clinically evaluating WVE-N531, a splicing clinical candidate that is designed to target exon 53 within the dystrophin gene, Dyne Therapeutics, Inc. (“Dyne”), which is pursuing antibody fragment-oligonucleotide conjugates for exons 44, 45, 51 (clinical candidate DYNE-251), and 53, and BioMarin Pharmaceutical Inc., which is in clinical development with BMN 351, an antisense oligonucleotide therapy for exon 51. In addition, several companies are developing gene therapies to treat DMD, including Solid Biosciences Inc. (SGT-003), and REGENXBIO (RGX-202). We are also aware of several companies targeting gene editing and non-dystrophin mechanisms for the treatment of DMD.

We expect to face competition alongside our partner from existing products and products in development for each of our therapeutic candidates. There are currently no approved therapies to treat the underlying cause of DM1. Therapeutic candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; "Del-desiran", an antibody linked siRNA in clinical development by Avidity; Zeleciment Basivarsen, an antibody fragment conjugated to an ASO targeting DM1 protein kinase knockdown in clinical development by Dyne; EDODM1, a linear peptide conjugated to a PMO targeting CUG repeats in clinical development by PepGen, Inc.; a small molecule targeting GTG repeats in preclinical development by Design Therapeutics, Inc.; and small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.

We also expect to face competition from several products in clinical and preclinical development for Usher syndrome. The most advanced is ultevursen, which is an exon 13 skipping PMO in Phase 2b development from Sepul Bio., a business unit of Laboratories Théa. Nacuity Pharmaceuticals, Inc. has completed a Phase 1/2 clinical trial with NPI-001, which is a small molecule which targets oxidative stress. Reforgene has cleared an IND for RM-101, which is a subretinal injection mini-gene AAV-snRNA targeting exon 13 skipping. There are also ASO and mini-gene approaches reported in discovery from several companies.
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
Intellectual Property
We strive to protect our proprietary technology, inventions, improvements, platforms, program candidates, therapeutic candidates and components thereof, their methods of use and processes for their manufacture that we believe are important to our business, including by obtaining, maintaining, defending and enforcing patent and other intellectual property rights for the foregoing in the U.S. and in foreign jurisdictions. We also rely on trade secrets and confidentiality agreements to protect our confidential information and know-how and other aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.
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
Our portfolio consists of owned and exclusively licensed patents and applications. As of February 19, 2026, there are 81 distinct patent families (45 families with non-provisional applications and 36 families with pending provisional applications) covering compositions of matter, manufacturing and uses related to our business. Among these patent families, we have 266 pending applications (including PCT, provisional and non-provisional applications) in the U.S. and Europe, as well as other countries of strategic value; and 88 granted patents in the U.S., Europe, China, India, Japan, and Hong Kong (including a total of 45 member state validations of three European patents). Of these pending applications and granted patents, the licensed patent applications are pending in U.S., Europe, China, Canada, Hong Kong, Japan, and Taiwan; and licensed patents are granted in the U.S., Europe, China, Japan, Taiwan, and Hong Kong.

Our owned and licensed patent estate covers various aspects of our programs and technology, including various embodiments of our EEV Platform; proprietary enzyme, peptide, oligonucleotide and CRISPR conjugates; methods of treatment; and aspects of manufacturing. The portfolio includes patents covering certain embodiments of the EEV Platform that don’t relate to our lead therapeutic candidates with granted patents in the U.S. (3), India, Japan, China, Hong Kong and Europe (including 37 European validation states). We also have a granted patent in Russia for ENTR-601-44 and a granted patent in Russia covering ENTR-601-45. The extent to which any other patents, if and when granted, will cover our therapeutic candidates is uncertain. Any U.S. or foreign patents issued from national stage filings of our PCT patent applications and any U.S. patents issued from non-provisional applications we have filed or may file in connection with our provisional patent applications would be scheduled to expire on various dates from 2036 through 2045, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees.
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
The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. The protection afforded by a patent varies on a product-by-product basis, from jurisdiction-to-jurisdiction, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of patent term adjustments and regulatory-related patent term extensions, the availability of legal remedies in a particular jurisdiction, and the validity and enforceability of the patent. Patent laws and related enforcement in various jurisdictions outside of the U.S. are uncertain and may not protect our rights to the same extent as the laws of the U.S. Changes in the patent laws and rules, whether by legislation, judicial decisions or regulatory interpretation, in the U.S. and other jurisdictions may have uncertain affects that could improve or diminish our ability to protect our inventions and obtain, maintain, defend and enforce our patent rights, and could therefore affect the value of our business in uncertain ways.
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
Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before any of our therapeutic candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any competitive advantage provided by the patent. For more information on this and other risks related to our proprietary technology, inventions, improvements, platforms and therapeutic candidates and intellectual property rights related to the foregoing, please see the section titled “Risk Factors — Risks Related to Our Intellectual Property” included elsewhere in this Annual Report.
Patent Term
The term of individual patents depends upon the laws of the jurisdictions in which they are obtained. In most jurisdictions in which we file, the patent term is 20 years from the filing date of a PCT patent application or, if a PCT application is not filed, the earliest date of filing of the first non-provisional patent application to which the patent claims priority. However, the term of U.S. patents may be extended or adjusted for delays incurred due to compliance with FDA requirements or by delays encountered during prosecution that are caused by the U.S. Patent and Trademark Office (“USPTO”). For example, in the U.S., a patent claiming a new chemical entity or biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) for up to five years beyond the normal expiration date of the patent. Patent term extension cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the U.S. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought and within 60 days of FDA approval of the product. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. During the period of extension, if granted, the scope of exclusivity is limited to the approved product for approved uses. Some foreign jurisdictions, including Europe and Japan, have analogous patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory agency. In the future, if and when any therapeutic candidates we may develop receive FDA approval, we expect to apply for patent term extensions on issued patents covering those therapeutic candidates. Moreover, we intend to seek patent term adjustments and extensions for any of our issued patents in any jurisdiction where such adjustments and extensions are available. However, there is no guarantee that the applicable authorities, including the USPTO and the FDA, will agree with our assessment of whether such adjustments and extensions should be granted, and even if granted, the length of such adjustments and extensions.
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
Despite these efforts, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or other confidential or proprietary information. In addition, we cannot provide any assurances that all of the foregoing non-disclosure and invention assignment agreements have been duly executed, and any of the counterparties to such agreements may breach them and disclose our trade secrets and other confidential and proprietary information. Although we have confidence in the measures we take to protect and preserve our trade secrets and other confidential and proprietary information, they may be inadequate, our agreements or security measures may be breached, and we may not have adequate remedies for such breaches. Moreover, to the extent that our employees, contractors, consultants, collaborators and advisors use intellectual property owned by others in their work for us, disputes may arise as to our rights in any know-how or inventions arising out of such work. For more information, please see the section titled “Risk Factors — Risks Related to Our Intellectual Property” included elsewhere in this Annual Report.

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
Commercialization
Excluding PTI-501 and VX-670, we intend to retain significant development and commercial rights to our potential therapeutic candidates and, if marketing approval is obtained, to commercialize our therapeutic candidates on our own, or potentially with a partner, in the U.S. and other regions. We currently have no sales, marketing, or commercial product distribution capabilities. We intend to build the necessary infrastructure and capabilities over time for the U.S., and potentially other regions, following further advancement of our therapeutic candidates. We believe that such a focused sales and marketing organization will be able to address the key specialists in treating the patient populations for which our therapeutic candidates are being developed. Clinical data, the size of the addressable patient population, and the size of the commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.

Manufacturing and Supply
We do not own or operate our own manufacturing facilities. We currently rely on third-party contract manufacturing organizations (“CMOs”), and suppliers for EEV peptides, including linkers, and nucleotides that comprise ENTR-601-44, ENTR 601-45, ENTR-601-50, ENTR-601-51, ENTR-801, VX-670, our other potential therapeutic candidates, and the conjugation of these components, and we expect to continue to do so to support our IND-enabling studies and our clinical trials and commercial activities. However, we may seek to establish our own manufacturing facility for IND-enabling studies, clinical studies and long-term commercial supply. As we scale manufacturing, we intend to continue to expand and strengthen our network of CMOs. We believe there are multiple sources for all of the materials required for the manufacture of our therapeutic candidates, as well as multiple CMOs who could assemble the aforementioned components that comprise our potential therapeutic candidates.
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
Government Regulation
Government authorities in the U.S., at the federal, state and local level and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting and import and export of drugs and biological products, such as those we are developing. The processes for obtaining marketing approvals in the U.S. and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.
Licensure and Regulation of Drugs and Biologics in the U.S.
In the U.S., where we are initially focusing our product development, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and biologics under the FDCA and the Public Health Service Act (“PHSA”), and their implementing regulations. Both drugs and biologics are also subject to other federal, state and local statutes and regulations. Our therapeutic candidates are early-stage and have not been approved by the FDA for marketing in the U.S. Based on our novel therapeutic approach and the broad potential applicability of our EEV Platform to deliver a variety of therapeutic modalities into cells, we are developing therapeutic candidates that would be regulated under the FDCA, and/or the PHSA, and their implementing regulations, as drugs or biologics, depending on the modality of each product candidate. The failure to comply with the applicable U.S. requirements at any time during the product development process, including preclinical testing, clinical testing, the approval process, or post-approval process, may subject an applicant to delays in the conduct of the study, regulatory review and approval and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the FDA’s refusal to allow an applicant to proceed with clinical testing, refusal to approve pending applications, license suspension, or revocation, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines and civil or criminal investigations and penalties brought by the FDA or the Department of Justice (“DOJ”), and other governmental entities, including state agencies.
An applicant seeking approval to market and distribute a new drug or biologic in the U.S. generally must satisfactorily complete each of the following steps: preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practices (“GLP”) regulations, as applicable; completion of the manufacture, under CGMP conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing; submission to the FDA of an IND, for human clinical testing, which must become effective before human clinical trials may begin; approval by an independent institutional review board (“IRB”), representing each clinical trial site before each clinical trial site may be initiated; performance of adequate and well-controlled human clinical trials, in accordance with current Good Clinical Practices (“GCP”), and any additional nonclinical studies required to establish the safety, efficacy, potency and purity of the product candidate for each proposed indication; preparation and submission to the FDA of a new drug application (“NDA”), or a Biologics License Application (“BLA”), for a biologic product, requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling; review of the product by an FDA advisory committee, where appropriate or if applicable; satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with CGMP and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity; satisfactory completion of any FDA audits of the preclinical studies and clinical trial sites to assure compliance with GLP, as applicable, and GCP, and the integrity of clinical data in support of the NDA or BLA; payment of user fees under the Prescription Drug User Fee Act (“PDUFA”); securing FDA approval of the NDA or BLA; and compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”), and any post-approval studies or other post-marketing commitments required by the FDA.
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
A sponsor who wishes to conduct a clinical trial outside the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. The FDA will accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary. The GCP requirements encompass both ethical and data integrity standards for clinical trials. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign trials are conducted in a manner comparable to that required for clinical trials in the U.S.

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
Orphan Drug Designation
Orphan drug designation in the U.S. is designed to encourage sponsors to develop products intended for treatment of rare diseases or conditions. In the U.S., a rare disease or condition is statutorily defined as a condition that affects fewer than 200,000 individuals in the U.S. or that affects 200,000 or more individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available the biologic for the disease or condition will be recovered from sales of the product in the U.S.
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
Pediatric Exclusivity
Pediatric exclusivity is another type of non-patent marketing exclusivity in the U.S. and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including orphan exclusivity, for all formulations, dosage forms, and indications of the active moiety and, for drugs, patent terms. This six-month exclusivity may be granted if an NDA or BLA sponsor submits pediatric data that in accordance with an FDA-issued written request from the FDA for such data, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity that cover the product are extended by six months.

U.S. Patent Term Restoration and Extension and Marketing Exclusivity
In the U.S., a patent claiming a new biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent extension of up to five years for patent term lost during product development and FDA regulatory review. Assuming grant of the patent for which the extension is sought, the restoration period for a patent covering a product is typically one-half the time between the effective date of the IND and the submission date of the NDA or BLA, plus the time between the submission date of the NDA or BLA and the ultimate approval date, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the U.S. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension in consultation with the FDA.
Marketing exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”), or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
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
The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses or patient populations that are not approved by the FDA, as reflected in the product’s prescribing information (known as “off-label” use). In the U.S., healthcare professionals are generally permitted to prescribe drugs for such off-label uses because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses.
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
Regulation and Procedures Governing Approval of Medicinal Products Outside the U.S.
In order to market any product outside of the U.S., a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. For example, the process governing approval of medicinal products in the EU generally follows the same lines as in the U.S. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application (“MAA”) and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

Clinical Trial Approval
In April 2014, the EU adopted the Clinical Trials Regulation (EU) No 536/2014, which came into effect on January 31, 2022 and repealed the Clinical Trials Directive 2001/20/EC. The Clinical Trials Regulation overhauled the previous system of approvals for clinical trials in the EU. The main characteristics of the Clinical Trials Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System (“CTIS”); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a reporting Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the applicable EU Member State, however, overall related timelines are defined by the Clinical Trials Regulation. Parties conducting clinical trials in the EU must, as in the U.S., make publicly available certain clinical trial information through CTIS.
PRIME Designation in the EU
In March 2016, the EMA launched an initiative to facilitate development of therapeutic candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines (“PRIME”) scheme is intended to encourage drug development in areas of unmet medical need and accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of therapeutic candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and the possibility of accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and a rapporteur from the Committee for Medicinal Products for Human Use (“CHMP”) or the Committee for Advanced Therapies (“CAT”), as applicable, are appointed early in the PRIME scheme, facilitating increased understanding of the product at the EMA’s committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.
Marketing Authorization
To obtain a marketing authorization for a product under the EU regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EU. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, an applicant must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan (“PIP”), covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver or a deferral for one or more of the measures included in the PIP. The Paediatric Committee of the EMA (“PDCO”), may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) may be eligible for six months’ supplementary protection certificate extension. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.
The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU Member States and in the additional countries of the European Economic Area (“EEA”) (i.e.

Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy and tissue-engineered medicines) and products with a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
Under the centralized procedure in the EU, the CHMP established at the EMA is responsible for conducting an initial assessment of a product. The maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, which makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the viewpoint of public health and, in particular, of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.
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
Regulatory Data Protection in the EU
In the EU, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004 and Directive 2001/83/EC. Data exclusivity prevents applicants for authorization of generics or biosimilars of these innovative products from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic (abbreviated) or biosimilar authorization for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.
Orphan Drug Designation and Exclusivity
Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment in its development. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug product would be of significant benefit to those affected by that condition.
An orphan designation provides a number of benefits, including fee reductions, regulatory assistance and access to the centralized procedure for marketing authorization. Marketing authorization for an orphan medicinal product leads to a ten-year period of market exclusivity being granted following marketing authorization of the orphan medicinal product.

During this market exclusivity period, the EMA, the European Commission or the competent authorities of the EU Member States may only grant a marketing authorization to a “similar medicinal product” for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized orphan product consents to a second medicinal product application; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation because, for example, the product is sufficiently profitable not to justify market exclusivity. Orphan designation must be requested before submitting an application for marketing approval. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
Patent Term Extensions in the EU and Other Jurisdictions
Patent term extensions through supplementary protection certificates (“SPCs”) are available in the EU. The rules and requirements for obtaining a SPC are similar to those in the U.S. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of market exclusivity for a product. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained (see “Marketing Authorization” above). Although SPCs are available throughout the EU, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the EU.
Periods of Authorization and Renewals
A marketing authorization has an initial validity for five years, in principle, and it may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA (for a centrally authorized product) or by the competent authority of the authorizing EU Member State (for a nationally authorized product). To that end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the applicable Member State competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the product on the EU market (for a centrally authorized product) or on the market of the authorizing EU Member State (for a nationally authorized product) within three years after authorization, or if the product is removed from the market for three consecutive years, ceases to be valid (the so-called sunset clause).
Regulatory Requirements After Marketing Authorization
Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product, and must adhere in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive (EU) 2017/1572, and Regulation (EC) No 726/2004. These include compliance with the EU’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the EU, which mandate the methods, facilities and controls used in manufacturing, processing and packing of medicinal products to assure their safety and identity.
Much like the Anti-Kickback Statue prohibition in the U.S., the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance generally is usually governed by the national anti-bribery laws of EU Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.

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
Reform of the Regulatory Framework in the EU

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text has been agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028.
Brexit and the Regulatory Framework in the UK
The UK formally left the EU on January 31, 2020.

Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the UK is not generally subject to EU laws in respect of medicines. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK. However, new legislation such as the Clinical Trials Regulation is not applicable in the UK. As of January 1, 2021, the MHRA is the UK's standalone medicines and medical devices regulator. As a result of the Northern Ireland Protocol, different rules applied in Northern Ireland than in England, Wales, and Scotland (together, “Great Britain”) for a period following Brexit, which continued to follow the EU regulatory regime. However, on January 1, 2025 a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labeling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines. In particular, the MHRA is now responsible for approving medicinal products placed on the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has a role in UK marketing authorizations. A single UK-wide marketing authorization will be granted by the MHRA for medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require, for packs placed on the UK market on or after January 1, 2025, a “UK Only” label, indicating they are not for sale in the EU.

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
In addition, once we begin to conduct business in the UK, we will be subject to stringent data protection laws that are in effect in the UK. As of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.
General Data Protection Regulation
Once we begin processing of personal data regarding individuals in the EU, including personal health data, our activities will be subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to ensuring an appropriate legal basis and/or condition applies to the processing of personal data, the processing of sensitive date (such as health data), where required by law obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, conducting data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require us to change our business practices to ensure full compliance.
Coverage, Pricing and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any therapeutic candidates for which we may seek regulatory approval by the FDA or other government authorities. In the U.S. and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payers to reimburse all or part of the associated healthcare costs. Patients are unlikely to use any therapeutic candidates we may develop unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such therapeutic candidates. Even if any therapeutic candidates we may develop are approved, sales of such therapeutic candidates will depend, in part, on the extent to which third-party payers, including government health programs in the U.S. such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for, such therapeutic candidates. The process for determining whether a payer will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the product once coverage is approved. Third-party payers are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payers may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. For more information, please see the section titled “Risk Factors — Risks Related to Commercialization of Our Therapeutic Candidates” included elsewhere in this Annual Report.
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
Outside the U.S., ensuring adequate coverage and payment for any therapeutic candidates we may develop will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of any therapeutic candidates we may develop to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.
In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so-called health technology assessments) in order to obtain reimbursement or pricing approval. For example, the EU provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade (arbitrage between low-priced and high-priced Member States), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.
Healthcare Law and Regulation
Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If our operations are found to be in violation of any such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment. For more information, please see the section titled “Risk Factors — Risks Related to Our Business Operations and Industry” included elsewhere in this Annual Report.
Healthcare Reform
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the U.S. For more information, please see the section titled “Risk Factors — Risks Related to Our Business Operations and Industry” included elsewhere in this Annual Report.
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

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures. Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

Human Capital Resources
As of February 19, 2026, we had 152 full-time employees, including a total of 64 employees with doctoral degrees or above. Of these full-time employees, 116 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
We have, since our inception, worked to create a high-performing, inclusive and diverse workforce, which is a core element of our operating culture. We have deliberately sought to secure top talent with a diversity of thought, experiences and backgrounds who are committed to making a difference in the lives of patients, their families and caregivers. We believe that, by embracing differences, we have a unique advantage in challenging the status quo to apply innovative thinking to long-existing medical challenges. As of February 19, 2026, our workforce was self-reportedly approximately 60% women and approximately 45% Asian, Hispanic, Latino, Black or African American, and women or minorities made up 50% of our senior leadership, reflecting the workforce we strive to create throughout the company.
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
Available Information
We maintain an internet website at www.entradatx.com and make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”). We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investor Relations,” as a source of information about us.
The information that is contained in or can be accessed through our website is not incorporated by reference into this Annual Report and should not be considered to be a part of this Annual Report. Our website address is included in this Annual Report as an inactive technical reference only.
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
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a biopharmaceutical company with a limited operating history upon which our stockholders can evaluate our business and prospects. While our programs for ENTR-601-44, ENTR-601-45, ENTR-601-50 and our partnered candidate VX-670, are in the clinical development stage, we have additional programs in the preclinical development or in the drug discovery stage. We commenced operations in 2016, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing our proprietary, highly versatile and modular Endosomal Escape Vehicle (“EEV”) platform (“EEV Platform”), identifying therapeutic candidates, establishing our intellectual property portfolio and conducting research and preclinical studies. Our approach to the discovery and development of therapeutic candidates that are based on our EEV Platform is unproven, and we do not know whether we will be able to conduct clinical studies on any of our therapeutic candidates beyond ENTR-601-44, ENTR-601-45 and our partnered candidate VX-670, develop any therapeutic candidates that succeed in clinical development or produce products of commercial value. As an organization, the only clinical trial we have completed is our Phase 1 clinical trial of ENTR-601-44 in healthy volunteers in the UK, and we have not completed the clinical development of any therapeutic candidate nor have we obtained any regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any significant revenue from product sales. We have incurred significant net losses since inception. As of December 31, 2025, we had an accumulated deficit of $273.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.
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

The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, continue to initiate clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Failing to raise capital when needed or on attractive terms could force us to delay, reduce or eliminate our research and development programs or any future commercialization efforts. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of December 31, 2025 will be sufficient to fund our operations into the third quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in November 2025, we entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) acting as our agent and/or principal (the “Sales Agent”), with respect to an "at the market offering" program under which we may offer and sell, from time to time, at our sole discretion, shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. However, there can be no assurance that the Sales Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our therapeutic candidates. Our future capital requirements will depend on many factors, including, but not limited to:
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
•the timing and outcomes of preclinical studies and clinical trials for ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, ENTR-801, our partnered candidate VX-670 and any therapeutic candidates from our discovery programs, or competing therapeutic candidates;
•the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•competition from existing and potential future products that compete with ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, ENTR-801, our partnered candidate VX-670 or any of our discovery programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•any delays in regulatory review or approval of ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, ENTR-801, our partnered candidate VX-670 or therapeutic candidates from any of our discovery programs;
•the level of demand for any of our therapeutic candidates, if approved, which may fluctuate significantly and be difficult to predict;
•the risk/benefit profile, cost and reimbursement policies with respect to our therapeutic candidates, if approved, and existing and potential future products that compete with ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, ENTR-801, our partnered candidate VX-670 or any of our discovery programs;
•our or our partners' ability to commercialize ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, ENTR-801, our partnered candidate VX-670 or therapeutic candidates from any of our discovery programs, if approved, inside and outside of the U.S., either independently or working with third parties;
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
We are early in our development efforts and all our development programs, including our lead therapeutic candidates ENTR-601-44, ENTR-601-45, ENTR-601-50, and our partnered candidate VX-670, which are in the early clinical stage and ENTR-601-51 and ENTR-801, which are in the preclinical stage. We have invested substantially all of our research efforts to date in developing our EEV Platform, identifying potential therapeutic candidates, conducting preclinical studies, and initiating early clinical studies. As an organization, the only clinical trial we have completed is our Phase 1 clinical trial of ENTR-601-44 in healthy volunteers in the UK, and we have not completed the clinical development of any therapeutic candidate nor have we submitted an application for regulatory approval, and we may be unable to do so for our therapeutic candidates. We have completed CTA/IND-enabling studies for ENTR-601-44, ENTR-601-45, ENTR-601-50 and VX-670; however, we will need to complete CTA/IND-enabling studies for our other product candidates to support their progression into and/or through clinical studies in the United States. In addition, we have a development portfolio of programs that are in earlier stages of development and have not yet initiated or completed IND-enabling studies. We may never advance any additional therapeutic candidates through IND-enabling studies and receive authorization from the FDA, to proceed under an IND prior to initiating their clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our therapeutic candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
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
•effective INDs, CTAs or other comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for any therapeutic candidates we may develop;
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
Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead therapeutic candidates, ENTR-601-44, ENTR-601-45, ENTR-601-50,

ENTR-601-51, ENTR-801 and our partnered candidate VX-670. Delay or failure to advance programs or modalities, including ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, ENTR-801 and VX-670 could adversely impact our business.
Using our platform, we are developing product features for medicines based on EEV peptides. Over time, our platform work led to commonalities, where a specific combination of EEV technologies, delivery technologies, and manufacturing processes generated a set of product features shared by multiple programs, for example, oligonucleotide- and protein-conjugated EEV peptides. This is what we call a “modality.” We are utilizing early programs in a modality, such as ENTR-601-44 for oligonucleotide-conjugated EEV peptides, to understand the technology risks within the modality, including manufacturing and pharmaceutical properties. Our lead therapeutic candidates ENTR-601-44 and ENTR-601-45 are being developed to address DMD, and we are highly dependent on the success of the current and future clinical trials of ENTR-601-44 and ENTR-601-45, the outcomes of which are uncertain, to further develop ENTR-601-50, our therapeutic candidate for patients with DMD who are exon 50 skipping amenable and ENTR-601-51, our therapeutic candidate for patients with DMD who are exon 51 skipping amenable. Because ENTR-601-44 is our EEV therapeutic candidate furthest along in clinical development, if ENTR-601-44 encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, the value of our EEV Platform, including our other therapeutic candidates such as ENTR-601-45, ENTR-601-50, ENTR-601-51 and our partnered candidate VX-670, could be greatly diminished and our development plans and business would be significantly harmed.
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
The results from preclinical studies or clinical trials of a therapeutic candidate may not predict the results of later clinical trials of the therapeutic candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of our therapeutic candidates, and a healthy normal volunteer study for ENTR-601-44, we do not know whether these therapeutic candidates will perform in current or future clinical trials as they have performed in these prior studies. The positive results we have observed for our therapeutic candidates in early, non-GLP preclinical studies and animal models may not be predictive of our current or future clinical trials in humans. Furthermore, for some indications that we are pursuing there are no animal models that adequately mirror the human disease to predict any level of positive results. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many therapeutic candidates fail in clinical trials despite very promising early results. Unexpected observations or toxicities observed in our IND-enabling studies for example, could delay clinical trials for ENTR-601-51, ENTR-801 or our other development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and companies that have believed their therapeutic candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA approval. Additionally, we are utilizing both a blinded multi-ascending dose portion and an “open label” portion in our ongoing clinical study of ENTR-601-44 and may also do so for future clinical trials. In the Phase 1/2 trial, patients will transition from a double blind placebo control dosing regimen to a 6 dose open label regimen where all participants are administered the therapeutic candidate. The open label period may be subject to various limitations that may exaggerate any therapeutic effect as patients are aware that they are receiving the experimental treatment and physicians are aware that all the patients are receiving the experimental treatment. Reported outcomes may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, reported outcomes may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials, being aware that all patients have received treatment, may interpret the information more favorably given this knowledge. The results from an open label trial may not be predictive of future clinical trial results with any of our therapeutic candidates for which we include an open label clinical trial when studied in a controlled environment with a placebo or active control.
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

In addition, we have had limited interactions with the FDA and comparable foreign regulatory authorities and cannot be certain how many clinical trials of ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, ENTR-801, our partnered candidate VX-670 or any other therapeutic candidates will be required or how such trials should be designed. Consequently, we and our partner may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to approval of any of our therapeutic candidates. Clinical trials may fail to demonstrate that our therapeutic candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.
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
Although other oligonucleotide therapeutics, enzyme replacement therapies and gene therapies have received regulatory approval, our EEV-based therapeutics are a novel approach to the delivery of biological therapeutics, which may present enhanced uncertainty associated with the safety profile of our therapeutic candidates and other EEV-based therapeutics compared to more well-established classes of therapies. Moreover, it is impossible to predict when or if any therapeutic candidates we may develop will prove safe in humans. As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our therapeutic candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
Our approach to the discovery and development of therapeutic candidates that are based on our EEV Platform is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our therapeutic candidates or render our EEV Platform obsolete.

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our proprietary EEV Platform, which leverages a novel and unproven approach. While we have observed favorable preclinical study results based on our EEV Platform, we have not yet succeeded and may not succeed in demonstrating sufficient efficacy and safety to enable the approval of any therapeutic candidates that are based on our EEV Platform as a result of our clinical trials or obtain marketing approval thereafter. Our lead therapeutic candidates, with the exception of ENTR-601-44, ENTR-601-45, ENTR-601-50 and our partnered candidate VX-670, but including ENTR-601-51, are in preclinical development or in the drug discovery stage. Our research methodology and novel approach to intracellular therapeutics may be unsuccessful in identifying additional therapeutic candidates, and any therapeutic candidates based on our EEV Platform may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the therapeutic candidates unmarketable or unlikely to receive marketing approval. Further, because many of our therapeutic candidates and development programs are based on our EEV Platform, adverse developments with respect to one of these programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.
In addition, the biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies. Our future success will depend in part on our ability to maintain a competitive position with our EEV approach. Failure to stay at the forefront of technological change in utilizing our EEV Platform to create and develop therapeutic candidates may prevent us from competing effectively. Our competitors may render our EEV approach obsolete, or limit the commercial value of our therapeutic candidates, by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and proprietary technologies. By contrast, adverse developments with respect to other companies that attempt to use a similar approach to our approach may adversely impact the actual or perceived value of our EEV Platform and potential of our therapeutic candidates that are based on our EEV Platform.
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
A key element of our strategy is to use our technology, including our novel EEV Platform and other modalities, to address intracellular targets that are drivers of diseases in genomically defined patient populations with high unmet medical need in order to build a development portfolio of therapeutic candidates. Although our research and development efforts to date have resulted in a development portfolio of potential programs and therapeutic candidates, we may not be able to continue to identify intracellular disease targets and develop therapeutic candidates. We may also pursue opportunities to acquire or in-license additional businesses, technologies or products, form strategic alliances or create joint ventures with third parties to complement or augment our existing business. However, we may not be able to identify any therapeutic candidates for our development portfolio through such acquisition or in-license.
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
Where appropriate, we plan to seek approval from the FDA, EMA or comparable foreign regulatory authorities through the use of accelerated approval pathways. If we are unable to obtain such approval for any of our candidates, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if one or more of our therapeutic candidates receive accelerated approval from the FDA, EMA or comparable regulatory authorities, if our confirmatory trials do not verify clinical benefit, if the safety profile were to change based on post-marketing safety surveillance, or if we do not comply with rigorous post-marketing requirements, the FDA, EMA or such other regulatory authorities may seek to withdraw accelerated approval.
We plan to pursue accelerated development strategies in areas of high unmet need. We plan to seek accelerated approval pathways for our therapeutic candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a therapeutic candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the therapeutic candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit, and the FDA is permitted to require, as appropriate, that such studies be underway prior to approval or within a specified period after the date of approval. Sponsors must also update the FDA on the status of these studies, and under FDORA, the FDA has increased authority to withdraw approval of a drug granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug's predicted clinical benefit.

Prior to seeking accelerated approval for any of our therapeutic candidates, we will seek feedback from the FDA, EMA or comparable foreign regulatory authorities and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval, there can be no assurance that any such application will be accepted or that any approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type, including, for example, if other products are approved via the accelerated pathway and subsequently converted by FDA to full approval. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of any of our products. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our therapeutic candidate would result in a longer time period to commercialization of such therapeutic candidate, could increase the cost of development of such therapeutic candidate and could harm our competitive position in the marketplace. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.
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

Regulatory authorities in some jurisdictions, including the United States and the EU, may also designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a therapeutic candidate as an orphan drug if it is a drug intended to treat a rare condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission may grant orphan designation to a product if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five (5) in ten thousand (10,000) persons in the EU when the application is made, or (ii) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there is no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the product would be of significant benefit to those affected by that condition. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Orphan drug designation may also entitle the therapeutic to additional exclusivity in the United States. Similar benefits, including a ten year period of market exclusivity, are available to orphan products in the EU. In 2022, the FDA granted orphan drug designation to ENTR-601-44. Even after obtaining orphan drug designation for ENTR-601-44, and even if we are able to obtain orphan drug designation for any other therapeutic candidate, we may not be able to obtain or maintain orphan drug exclusivity for ENTR-601-44 or any other therapeutic candidate.
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

Although we have obtained rare pediatric disease designation for ENTR-601-44, we may not be eligible to receive a priority review voucher in the event the FDA determines we no longer meet the criteria for designation, revokes the designation or FDA approval does not occur prior to September 30, 2029.

The sponsor of an application for a rare pediatric disease drug product may be eligible for a voucher that can be used or sold to obtain a priority review for a subsequent application submitted under section 505(b)(1) of the FDCA or section 351 of the PHS Act. Designation of a drug as a product for a rare pediatric disease does not guarantee that a marketing application for such drug will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Even though we have received rare pediatric disease designation for ENTR-601-44, we would need to request a rare pediatric disease priority review voucher in the marketing application for ENTR-601-44. Vouchers for rare pediatric disease drugs are awarded for qualifying applications when the drug receives approval. After September 30, 2029, the FDA may not award any rare pediatric disease priority review vouchers.
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
We anticipate we will conduct clinical trials of our therapeutic candidates in the United States and internationally. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions or may not be accepted at all. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of its applicable jurisdiction. For example, we are initially advancing the ENTR-601-44 and ENTR-601-45 programs in the EU and the UK, and we have not yet conducted any clinical trials for these programs in the United States. Additionally, recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly. If the FDA does not accept data from such trials, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our therapeutic candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
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

We engage a number of third-party suppliers and service providers to supply critical goods and services, such as contract research services, contract manufacturing services and information technology services. Disruptions to the business, financial stability or operations of these suppliers and service providers, including due to strikes, labor disputes or other disruptions to the workforce, for instance, if employees are not able to come to work, or to their willingness and ability to produce or deliver such products or provide such services in a manner that satisfies the requirements put forth by the authorities, or in a manner that satisfies our own requirements, could affect our ability to develop and market our future therapeutic candidates on a timely basis. If these suppliers and service providers were unable or unwilling to continue to provide their products or services in the manner expected, or at all, we could encounter difficulty finding alternative suppliers. For example, we currently rely on foreign CROs and CMOs to manufacture our clinical materials, and may rely on foreign CROs and CMOs in the future. Foreign CMOs may be subject to U.S. legislation or investigations, sanctions, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies and could adversely affect our financial condition and business prospects. For example, on December 18, 2025, the National Defense Authorization Act for Fiscal Year 2026 (“NDAA”) was enacted, which includes Section 851, commonly referred to as the “BIOSECURE Act.” The BIOSECURE Act restricts U.S. federal agencies and contractors from procuring certain biotechnology equipment or services from, or entering into contracts with, entities that use biotechnology equipment or services from designated “biotechnology companies of concern,” and from expending certain federal loan or grant funds for such equipment or services. While the BIOSECURE Act is primarily directed at U.S. government procurement and funding and has not yet been fully implemented through final regulations, there remains a continued policy interest in limiting U.S. companies’ relationships with biotechnology providers with relationships with foreign adversaries. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays. Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company, our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions, such as those included in the NDAA. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. Even if we are able to secure appropriate alternative suppliers in a timely manner, costs for such products or services could increase significantly. Any of these events could adversely affect our results of operations and our business.
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

For example, we will have limited influence and control over the development and commercialization activities of Vertex in the development and commercialization of VX-670 or certain other product candidates. On January 11 2026, Vertex announced that the company continues to enroll and dose the MAD portion of the GALILEO global Phase 1/2 clinical trial of VX-670 in people with DM1; the study is assessing both safety and efficacy. Vertex is on track to complete enrollment and dosing in the trial in mid-2026. Vertex’s development and commercialization activities may adversely impact our own efforts. Failure by Vertex to meet its obligations under the Vertex Agreement, to apply sufficient efforts at developing and commercializing collaboration products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations. In addition, to the extent we rely on Vertex to commercialize any products upon obtaining regulatory approval, we may receive less revenue than if we commercialized these products ourselves, which could materially harm our prospects.
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

The regulations that govern regulatory approvals, pricing and reimbursement for new products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a therapeutic candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the therapeutic candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the therapeutic candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more therapeutic candidates, even if our therapeutic candidates obtain marketing approval. For more information, please see the section titled “Business — Government Regulation — Coverage, Pricing and Reimbursement” included elsewhere in this Annual Report.
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

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. (“PTC”) and AGAMREE (vamorolone) is a novel alternative steroid marketed by Catalyst Pharmaceuticals. Duvyzat (givinostat) is an oral medication marketed by ITF Therapeutics for patients six years of age and older. Duvyzat is a histone deacetylase (HDAC) inhibitor that works by targeting pathogenic processes to reduce inflammation and loss of muscle. There are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are PMOs approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc. (“Sarepta”), and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd (“Nippon”). Sarepta also markets Elevidys (delandistrogene moxeparvovec-rokl), a gene therapy for the treatment of DMD for ambulatory individuals 4 years of age and older.

Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Nippon, which is in a Phase 2 clinical trial for patients amenable to exon 44 skipping in Japan, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Avidity Biosciences, Inc. (“Avidity”), which was recently purchased by Novartis (expected to close Q1 2026) is in a Phase 2 clinical trial with antibody oligonucleotide conjugates for exon 44 ("del-zota"), and has similar programs for patients amenable to exon 45, and exon

51 skipping in preclinical development, Wave Life Sciences Ltd., which is clinically evaluating WVE-N531, a splicing clinical candidate that is designed to target exon 53 within the dystrophin gene, Dyne Therapeutics, Inc. (“Dyne”), which is pursuing antibody fragment-oligonucleotide conjugates for exons 44, 45, 51 (clinical candidate DYNE-251), and 53, and BioMarin Pharmaceutical Inc., which is in clinical development with BMN 351, an antisense oligonucleotide therapy for exon 51. In addition, several companies are developing gene therapies to treat DMD, including Solid Biosciences Inc. (SGT-003), and REGENXBIO (RGX-202). We are also aware of several companies targeting gene editing and non-dystrophin mechanisms for the treatment of DMD.

We expect to face competition alongside our partner from existing products and products in development for each of our therapeutic candidates. There are currently no approved therapies to treat the underlying cause of DM1. Therapeutic candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; "Del-desiran", an antibody linked siRNA in clinical development by Avidity; Zeleciment Basivarsen, an antibody fragment conjugated to an ASO targeting DM1 protein kinase knockdown in clinical development by Dyne; EDODM1, a linear peptide conjugated to a PMO targeting CUG repeats in clinical development by PepGen, Inc.; a small molecule targeting GTG repeats in preclinical development by Design Therapeutics, Inc.; and small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.

We also expect to face competition from several products in clinical and preclinical development for Usher syndrome. The most advanced is ultevursen, which is an exon 13 skipping PMO in Phase 2b development from Sepul Bio., a business unit of Laboratories Théa. Nacuity Pharmaceuticals, Inc. has completed a Phase 1/2 clinical trial with NPI-001, which is a small molecule which targets oxidative stress. Reforgene has cleared an IND for RM-101, which is a subretinal injection mini-gene AAV-snRNA targeting exon 13 skipping. There are also ASO and mini-gene approaches reported in discovery from several companies.
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

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

In addition, at the state level, legislatures have increasingly passed legislation and implemented regulations similar to those under consideration at the federal level, as well as laws designed to control pharmaceutical and biotherapeutic product pricing, including price or patient reimbursement constraints at the state government level, limitations on discounts to patients, restrictions or other limitations on patient assistance and certain product access and marketing cost disclosure and transparency measures, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards and similar entities. While many PDABs have been granted authority to promote drug price transparency and reporting, some states have granted PDABs more expansive authority, including to set Upper Payment Limits (“UPLs”) on select, high price drugs. The adoption and implementation of UPLs may put downward pressure on drug prices and impact our company’s future revenues.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our therapeutics. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our therapeutic candidates, if any, may be. It is also possible that additional governmental action is taken in response to pandemics or global health crises. For more information, please see the section titled “Business — Government Regulation — Healthcare Reform” included elsewhere in this Annual Report.
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

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as data breaches or cybersecurity incidents from inadvertent or intentional actions by our employees, third-party CROs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering (including phishing attacks) and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party CROs, vendors and other contractors and consultants, or lead to data leakage. Furthermore, the use of artificial intelligence (“AI”) technologies by use and third-party vendors can also give rise to cybersecurity risks as well as intellectual property risks, including the disclosure or compromise of our confidential information or other proprietary intellectual property through the use of generative AI tools, or the ability to assert or defend ownership rights in intellectual property created with the use of generative AI tools. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business. The risk of a cybersecurity incident, data breach, or other disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. Attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics. The techniques used by cyber criminals change frequently and may be enhanced or facilitated by evolving technologies such as AI. Cyber attacks may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption, data breach, or cybersecurity incident were to result in a loss of, or damage to, our data or applications, or those of our third-party CROs, vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, ENTR-801, our partnered candidate VX-670 or any future therapeutic candidates could be delayed. The costs related to significant cybersecurity incidents, data breaches, or other disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the information technology systems of our third-party CROs, vendors and other contractors and consultants become subject to disruptions, data breaches, or cybersecurity incidents, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Further, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts will be sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations.

Like other companies in our industry, we, and our third party vendors, have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure. Significant breakdowns, data leakages, data breaches, cybersecurity incidents in our systems, or those of our third-party CROs, vendors and other contractors and consultants, or other disruptions may have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our therapeutic candidates could be delayed. In addition, the loss of clinical trial data for ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, ENTR-801, our partnered candidate VX-670 or any other therapeutic candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, vendors and other contractors and consultants, data breaches, or cybersecurity incidents could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state cybersecurity incident notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, defending against any such actions can be costly and time-consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected. For more information, please see the section titled “Business — Government Regulation — Healthcare Law and Regulation” included elsewhere in this Annual Report.
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
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the OBBBA was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (certain of which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Internal Revenue Code of 1986, as amended, or the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.
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
Under current law, unused U.S. federal net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, both our current and our future unused U.S. federal net operating losses and tax credits may be subject to limitation under Sections 382 and 383 of the Code, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period. We have determined that such ownership changes have occurred in the past, and we may experience additional ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Our net operating losses and tax credits may also be impaired or restricted under state law. As of

December 31, 2025, we had U.S. federal net operating loss carryforwards of approximately $178.3 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.
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
We are creating a new category of potential therapeutics, using our proprietary technology, including EEV peptides and other modalities, to improve the lives of patients. We have designed our strategy and operations to realize the full potential value and impact of our technology over a long time horizon across a broad array of human diseases. We have made investments in our platform, infrastructure, and clinical capabilities that have enabled us to establish a development portfolio of several programs in development. As our therapeutic candidates and discovery programs progress, we or others may determine: that certain of our risk allocation decisions were incorrect or insufficient; that we made platform level technology mistakes; that individual programs or our science in general has technology or biology risks that were unknown or underappreciated; that our choices on how to develop our infrastructure to support our scale will result in an inability to manufacture our therapeutics for clinical trials or otherwise impair our manufacturing; or that we have allocated resources in such a way that large investments are not recovered and capital allocation is not subject to rapid re-direction. All of these risks may relate to our current and future programs sharing similar science (including EEV science) and infrastructure, and in the event material decisions in any of these areas turn out to have been incorrect or under-optimized, we may experience a material adverse impact on our business and ability to fund our operations and we may never realize what we believe is the potential of our technology.
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

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our therapeutic programs, eventual therapeutic candidates, and proprietary technologies. For example, we currently have a license from OSIF, an affiliate of The Ohio State University (“OSU”) to certain patent rights and know-how of OSU. Our license agreement with OSIF imposes, and we expect that any future license agreement will impose, specified diligence, milestone payments, royalty payments, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. These milestone payments, and other payments associated with the license, will make it less profitable for us to develop and potentially commercialize our therapeutic candidate. If this agreement is terminated, we could lose intellectual property rights that may be important to our business, potentially be liable for damages to the licensor or potentially be prevented from developing and commercializing our therapeutic candidate. Termination of the agreement or reduction or elimination of our rights under the agreement may also potentially result in us being required to negotiate a new or reinstated agreement with less favorable terms, and it is possible that we may be unable to obtain any such additional license at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to spend time and resources to redesign our therapeutic candidate or the method for manufacturing it or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. For more information on the terms of the license agreement with OSIF, please see the section titled “Business — Intellectual property — License Agreement with The Ohio State University” and “Note 10, Commitments and Contingencies" to our consolidated financial statements included elsewhere in this Annual Report.

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
Furthermore, our owned and in-licensed patent rights may be subject to a reservation of rights by one or more third parties, including the U.S. government. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-

transferable, irrevocable worldwide license to use inventions for any governmental purpose. When new technologies are developed with government funding, in order to secure ownership of patent rights related to the technologies, the recipient of such funding is required to comply with certain government regulations, including timely disclosing the inventions claimed in such patent rights to the U.S. government and timely electing title to such inventions. A failure to meet these obligations may lead to a loss of rights or the unenforceability of relevant patents or patent applications. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as march-in rights). If the U.S. government exercised its march-in rights in our current or future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. If the U.S. government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. The U.S. government’s rights may also permit it to disclose the funded inventions and technology, which may include our confidential information, to third parties and to exercise march-in rights to use or allow third parties to use the technology that was developed using U.S. government funding. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. Any of the foregoing could harm our business, financial condition, results of operations and prospects significantly.
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

Some of our employees, consultants and advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Furthermore, any disclosure, either intentional or unintentional, by our employees, consultants or vendors, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Such risk of disclosure can be increased by our use of AI technologies and can result in misappropriation and other security incidents and breached. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management.
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

Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, data privacy rights for consumers in the State of California, and special rules on the collection of consumer data from minors. The CCPA also provided for civil penalties for violations of the act, as well as a private right of action for data breaches, which is expected to increase the risk of future data breach litigation. The California Privacy Rights Act (“CPRA”) significantly modified the CCPA, imposing additional obligations on companies covered by the legislation, including by creating additional obligations with respect to the processing and storing of personal information and by expanding consumers' rights with respect to certain sensitive information.

Similarly comprehensive privacy laws have been passed in numerous other states, adding additional complexity, variation in requirements, restrictions and potential legal risk, requiring additional investment of resources in compliance programs. The introduction of these laws across the U.S. may impact our strategies and the availability of previously useful data as well as result in increased compliance costs and/or changes in business practices and policies. While these comprehensive consumer state privacy laws incorporate many similar concepts as the CCPA, there are also several key differences in the scope, application, and enforcement of these laws that will change the operational practices of regulated businesses. These comprehensive privacy laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

Furthermore, in addition to comprehensive privacy laws, certain states have enacted laws which focus on certain specific types of information. For example, Washington’s My Health My Data Act, which became effective on March 31, 2024, regulates the collection and sharing of health information and has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. Further, a small number of states, including Texas and Illinois, have passed laws that regulate biometric information. The existence of these laws as well as comprehensive privacy laws in different states in the country make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. State laws are changing rapidly and there have been discussions in the U.S. Congress of a new comprehensive federal data privacy law to which we could become subject, if enacted.
We will be subject to the data protection laws of the EU and UK in relation to personal data we collect from these territories. These laws impose additional obligations and risk upon our business, including substantial expenses and changes to business operations that are required to comply with these laws. The withdrawal of the UK from the EU (Brexit) and the subsequent separation of the data protection regimes of these territories means we are required to comply with separate data protection laws in the EU and UK which may lead to additional compliance costs and could increase our overall risk. The collection, use, storage, disclosure, transfer, and other processing of personal data in the EU is governed by the provisions of the EU GDPR. Following the withdrawal of the UK from the EU, the UK’s European Union (Withdrawal) Act 2018 incorporated the EU GDPR into UK law along with the UK GDPR together with the EU GDPR, referred to as the GDPR. Failure to comply with the GDPR, and Member Sates' national data protection laws which may apply to the personal data we collect from the European Economic Area (“EEA”) or UK, may result in fines and other administrative penalties, including monetary penalties of up to €20/£17.5 million or 4% of worldwide revenue (whichever is higher). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
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

Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. In December 2025, the European Commission adopted a decision to extend the validity of the UK adequacy decision for six years until December 2031, determining that the UK continues to offer a level of data protection that is “essentially equivalent” to the EU standards. This follows the UK’s adoption of the Data (Use and Access) Act 2025 (the “DUAA”) on 19 June 2025. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK Government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.

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

The use of new and evolving technologies, such as AI, in our offerings may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential information, proprietary information and personal information, and as a result we may be exposed to reputational harm and liability.

We, and our third-party vendors, continue to build and integrate AI into our offerings, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to accuracy, bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may also experience brand or reputational harm, competitive harm or legal liability.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU began implementing the Artificial Intelligence Act (the “AI Act”) on August 1, 2024, with a significant part of the law scheduled to come into effect in August 2026. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines.

In the U.S., the regulatory environment for AI is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. If we develop or use AI systems that are governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain AI technology can give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools.

Our vendors may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

Additionally, the hardware, software, data and cloud computing platforms that we rely on, including, for example, the large language models leveraged in our AI systems, may not continue to be available at reasonable prices, on commercially reasonable terms or at all. Any loss of the right to use any of these hardware, software, data or cloud computing platforms could significantly increase our expenses and disrupt or otherwise result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license and integrated into our services, and no assurance can be provided that such equivalent technology would be developed or obtained in a timely manner or at all. Moreover, as a result of the increasing use and deployment of AI technologies, infrastructure capacity requirements, including network capacity and, computing power and energy requirements, may increase which could lead to an increase in serve interruptions we experience.
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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. For example, inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our business could also be impacted by volatility caused by geopolitical events within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in the U.S. federal policy that affect the geopolitical landscape and ongoing military conflicts. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Additionally, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, on October 1, 2025, the U.S. federal government shutdown through November 12, 2025, suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If we experience another prolonged government shutdown, it could result in increased uncertainty and volatility in the global economy and financial markets which could have a material adverse effect on our business. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse event on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. For example, the BIOSECURE Act, signed into law as part of the recently-enacted NDAA, may restrict the ability of U.S. biopharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We continue to assess the legislation as it develops to determine whether it could have an effect on our contractual relationships. Also, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. To the extent that our profitability and strategies are negatively affected by downturns or volatility in general economic conditions, our business and results of operations may be materially adversely affected.
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
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 66% of our outstanding voting stock as of December 31, 2025. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
In addition, as a public company, we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with our second annual report on Form 10-K after we became a public company, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we may be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.
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
Disruptions at the FDA, the SEC and other U.S. government agencies caused by reduction in staffing, funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

Federal agencies in the U.S., including the FDA, the SEC and other comparable regulatory authorities, operate pursuant to annual appropriations and other political and budgetary processes, and may from time to time be subject to continuing resolutions, funding lapses, or other fiscal restraints. The FDA is currently funded through September 30, 2026. The ability of the FDA and other comparable regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s or other comparable regulatory authorities' ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or other comparable regulatory authorities' ability to perform routine functions. Average review times at the FDA and other comparable regulatory authorities have fluctuated in recent years and may continue to fluctuate as a result of these factors. In addition, government funding of the SEC and other U.S. government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, including executive and congressional priorities, which is inherently fluid and unpredictable. For example, the Trump Administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise at the FDA, the SEC and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported by some in the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

Over the last several years, including from October 1, 2025 to November 12, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs again, or a widespread freeze on federal funding occurs in the future or if global health concerns or staffing changes prevent the FDA, the SEC or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our future regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns and/or substantial leadership, personnel, and policy changes at the SEC could impact our business be delaying review of our public filings, which in turn could delay our frustrate our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations or delay the review or effectiveness of required regulatory or securities filings.
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

We face a number of cybersecurity risks in connection with our business. Although risks from cybersecurity threats have to date not materially affected us, and we do not believe they are reasonably likely to materially affect us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats and security incidents relating to our and our third party vendors’ information systems. For more information, please refer to Item 1A, “Risk Factors,” in this Annual Report.
Governance
One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors has delegated this cybersecurity risk management oversight function to our audit committee. Under the purview of our audit committee, our President and Chief Operating Officer, Chief Financial Officer (“CFO”), General Counsel and Vice President of Quality (collectively, the “Risk and Compliance Committee”) are primarily responsible for assessing, managing and mitigating our critical risks from cybersecurity threats. Our Head of Information Technology (“IT”), who reports directly to our CFO, has primary responsibility for the day-to-day management of our cybersecurity risk management program. The individual currently operating as our Head of IT possesses over 20 years of experience with information technology and cybersecurity risk management programs. Our Head of IT’s responsibilities, with support from our internal IT team and external IT consultants, include assessing, monitoring, and managing our cybersecurity risks.

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
Holders of Our Common Stock
As of February 19, 2026, there were approximately 12 stockholders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
None.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
None.
Item 6. Reserved
Not Applicable.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K (“Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage biopharmaceutical company aiming to transform the lives of patients by establishing a new class of medicines that engage intracellular targets that have long been considered inaccessible. Through proprietary, versatile and modular approaches, we are advancing a robust development portfolio of genetic medicines for the potential treatment of neuromuscular and inherited retinal diseases, among others. In 2026, we expect to progress our ENTR-601-44 and ENTR-601-45 clinical trials, an EU filing for the ENTR-601-50 clinical trial, and regulatory submissions for ENTR-601-51. In addition, our VX-670 partnership with Vertex Pharmaceuticals Incorporated (“Vertex”) continues to progress, with dosing completion anticipated in mid-2026. We anticipate reporting on the results of two cohorts of patient data from our ENTR-601-44 program, and one from our ENTR-601-45 program during 2026. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $295.7 million. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of December 31, 2025 will be sufficient to fund our operations into the third quarter of 2027.

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
Income Taxes
The Company recorded income tax expense of $0.9 million for both the year ended December 31, 2025 and the year ended December 31, 2024. The income tax expense recorded for the year ended December 31, 2025 was primarily driven by adjustments made upon the finalization of tax returns. The income tax expense recorded for the year ended December 31, 2024 was primarily driven by the current tax liability associated with the $75.0 million payment for the achievement of the clinical advancement milestone for VX-670 and $1.7 million in related interest owed to taxing authorities pursuant to Section 453A. For additional details about the current year tax provision, refer to Note 9, Income Taxes, to the consolidated financial statements appearing elsewhere in this Annual Report.
As of December 31, 2025, we had federal net operating loss carryforwards of $178.3 million, which may be available to offset future taxable income. None of our federal net operating loss carryforwards will expire, but all are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2025, we had state net operating loss carryforwards of $192.9 million, which may be available to offset future taxable income and expire at various dates beginning in 2036. As of December 31, 2025, we also had federal and state research and development tax credit carryforwards of $9.6 million and $5.3 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2039 and 2035, respectively.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of our consolidated financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition

Substantially all of our revenue to date has been generated from the Vertex Agreement. We account for revenue pursuant to ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606"). For additional details regarding our associated accounting policies of ASC 606, refer to Notes 2, Summary of Significant Accounting Policies, and 12, Collaboration and License Agreements, to the consolidated financial statements appearing elsewhere in this Annual Report.
As part of the process of preparing our consolidated financial statements, we are required to make the following significant judgments and estimates to determine amounts to be recognized in collaboration revenue.
The Company recognizes revenue as research and development services are provided using an input method, according to the costs incurred as related to the respective research services and the costs expected to be incurred in the future to satisfy the performance obligations. The Company regularly evaluates and, when necessary, updates the costs associated with the remaining effort pursuant to the performance obligations under the Vertex Agreement. The Company completed its research plan activities for VX-670 during 2025.
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
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected share price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. We determine the fair market value of our common stock using the closing price of our common stock as reported on the Nasdaq Global Market on the date of grant.
Recently Issued Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included elsewhere in this Annual Report for a description of recent accounting pronouncements applicable to our business.
Results of Operations
Comparison of the years ended December 31, 2025 and 2024

	Year ended December 31,
(in thousands)	2025	2024	Change
Collaboration revenue	$25,421	$210,782	$(185,361)
Operating expenses:
Research and development	142,269	125,306	16,963
General and administrative	41,050	38,465	2,585
Total operating expenses	183,319	163,771	19,548
(Loss) income from operations	(157,898)	47,011	(204,909)
Other income:
Interest and other income	15,072	19,474	(4,402)
Total other income	15,072	19,474	(4,402)
(Loss) income before provision for income taxes	$(142,826)	$66,485	$(209,311)
Provision for income taxes	924	859	65
Net (loss) income	$(143,750)	$65,626	$(209,376)
Collaboration Revenue
Collaboration revenue was $25.4 million for the year ended December 31, 2025 and $210.8 million for the year ended December 31, 2024. The decrease of $185.4 million was primarily a result of fewer costs incurred for VX-670 during the year ended December 31, 2025 as compared to the year ended December 31, 2024, as we substantially completed our research plan activities for VX-670 during the first quarter of 2025.
Research and Development Expenses

	Year ended December 31,
(in thousands)	2025	2024	Change
Direct research and development expenses
ENTR-601-44	$24,340	$13,109	$11,231
ENTR-601-45	16,772	8,584	8,188
ENTR-601-50	7,694	10,851	(3,157)
ENTR-601-51	8,622	1,345	7,277
Collaboration services	2,463	12,074	(9,611)
Ocular programs	1,962	2,960	(998)
Other preclinical and discovery	2,672	4,966	(2,294)
Unallocated research and development expenses
Personnel related (including stock-based compensation)	48,246	41,762	6,484
Facility related and other	29,498	29,655	(157)
Total research and development expenses	$142,269	$125,306	$16,963
Research and development expenses were $142.3 million for the year ended December 31, 2025, compared to $125.3 million for the year ended December 31, 2024. The increase of $17.0 million in research and development expenses was primarily attributable to:
•an increase of $10.7 million in direct research and development expenses, driven by additional costs incurred related to the progress of our Duchenne programs, partially offset by fewer costs incurred related to our collaboration with Vertex; and
•an increase of $6.3 million in unallocated research and development expenses driven by an increase in personnel costs of 6.5 million and a decrease in facilities related costs of 0.2 million. Personnel costs are inclusive of stock-based compensation expense of $8.7 million and $7.8 million for the years ended December 31, 2025 and 2024, respectively.
We expect that our research and development expenses will increase as we advance ENTR-601-44 and ENTR-601-45 through clinical trials, ENTR-601-50 into clinical trials, ENTR-601-51 and our ocular programs through preclinical development and into clinical trials, and continue to perform discovery work for future product candidates.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2025 were $41.1 million, compared to $38.5 million for the year ended December 31, 2024. The increase of $2.6 million was primarily attributable to an increase in professional services to support our growth, as well as an increase in personnel-related costs, inclusive of stock-based compensation expense of $10.9 million and $10.1 million for the years ended December 31, 2025 and 2024, respectively.
Interest and Other Income
Total interest and other income was $15.1 million for the year ended December 31, 2025, compared to $19.5 million of interest and other income for the year ended December 31, 2024. The decrease was driven by changes in interest earned from debt securities and money market funds as well as a decrease in the amount of marketable securities held.

Liquidity and Capital Resources
Overview
Since our inception, we have devoted substantially all our resources to research and development efforts relating to our EEV Platform, advancing development of our portfolio of programs and general and administrative support for those operations, including raising capital.
Since our inception, we have incurred significant net losses. As of December 31, 2025, we had an accumulated deficit of $273.1 million. Other than the recognition of revenue related to collaboration payments, we expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we advance our platform and therapeutic candidates. We will not generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more therapeutic candidates, if ever. If we obtain regulatory approval for any therapeutic candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.
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
As of December 31, 2025, we had cash, cash equivalents and marketable securities of $295.7 million. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of December 31, 2025 will be sufficient to fund our operations into the third quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
Sources of Liquidity
Since our inception, we have raised over $850.0 million of gross proceeds from sales of stock to leading biotechnology investors and from the Vertex Agreement. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $295.7 million.
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

In November 2025, the Company entered into a sales agreement (the "Sales Agreement"), with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC), acting as the Company's agent and/or principal (the "Sales Agent"), with respect to an "at the market offering" program under which the Company may, from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. During the year ended December 31, 2025, there have been no sales of common stock pursuant to the Sales Agreement.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(128,512)	$(41,557)
Net cash provided by (used in) investing activities	116,808	(27,798)
Net cash provided by financing activities	887	102,964
Net (decrease) increase in cash, cash equivalents and restricted cash	$(10,817)	$33,609
Operating Activities
For the year ended December 31, 2025, net cash used in operating activities was $128.5 million, and was driven by our net loss of $143.8 million, net cash used in changes in our operating assets and liabilities of $4.7 million, adjustments for non-cash expenses relating to stock-based compensation expense of $19.6 million and depreciation expense of $4.1 million, and adjustments for non-cash income relating to accretion of premiums and discounts on marketable securities of $3.7 million.
For the year ended December 31, 2024, net cash provided by operating activities was $41.6 million, and was driven by our net income of $65.6 million, net cash used in changes in our operating assets and liabilities of $118.9 million, adjustments for non-cash expenses relating to stock-based compensation expense of $17.9 million and depreciation expense of $3.8 million, and adjustments for non-cash income related to net amortization of premiums and discounts of $10.0 million on marketable securities.
Investing Activities
Net cash provided by investing activities was $116.8 million for the year ended December 31, 2025, and was driven by $259.4 million of maturities of marketable securities, which were partially offset by $141.6 million in purchases of marketable securities and $1.0 million in purchases of property and equipment.
Net cash used in investing activities was $27.8 million for the year ended December 31, 2024, and was driven by $437.7 million in purchases of marketable securities and $3.2 million from purchases of property and equipment, which were partially offset by $413.1 million from the maturities of marketable securities.
Financing Activities
Net cash provided by financing activities was $0.9 million for the year ended December 31, 2025, consisting of $0.4 million proceeds from stock option exercises and $0.5 million from the issuance of common stock under our 2021 Employee Stock Purchase Plan (the “ESPP”).
Net cash provided by financing activities was $103.0 million for the year ended December 31, 2024, consisting of $99.6 million in net proceeds from sales of our common stock and pre-funded warrants, $2.8 million of proceeds from stock option exercises and $0.6 million from the issuance of common stock under the ESPP.
Future Funding Requirements
We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. Our operating expenses and future funding requirements are expected to increase substantially as we continue to advance our portfolio of programs. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of December 31, 2025 will be sufficient to fund our operations into the third quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
•hiring additional personnel including research and development, clinical and commercial personnel, to meet our strategic goals;
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

IDB Sublease

We sublease a portion of the office and laboratory space leased under the IDB Lease to a third-party. The term of the sublease commenced in April 2023 and extends through August 2026. The fixed rental rate is approximately $0.2 million per month for the remainder of the term.

6 Tide Street Lease

We had a noncancellable operating lease of 23,189 square feet of office and laboratory space at 6 Tide Street in Boston, Massachusetts. The term for the lease ended on November 30, 2025.

For additional information about our lease commitments, see Note 11, Leases, to our consolidated financial statements included elsewhere in this Annual Report.

License Agreements

We have a license agreement (“OSIF License Agreement”) with Ohio State Innovation Foundation (“OSIF”), an affiliate of The Ohio State University (“OSU”), under which we are obligated to make specific milestone and royalty payments. The payment obligations under this agreement are contingent upon future events, such as our achievement of specified development, regulatory and commercial milestones, or generating product sales. For additional information about our OSIF License Agreement and amounts that could become payable in the future under such agreements, see “Business—Intellectual property— License Agreement with The Ohio State University” and Note 10, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report.

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

Reduction in Force

On April 29, 2025, our board of directors approved a strategic plan, designed to increase the focus of our resources on our expanding portfolio of clinical candidates in DMD and key preclinical programs. In connection with the new strategic plan, we reduced our workforce by approximately 20% (the "Reduction"). As a result of the Reduction, we incurred charges of $1.9 million, primarily consisting of one-time severance payments and employee termination-related benefits during the year ended December 31, 2025. $1.7 million of the charge was recorded as research and development expenses and $0.2 million of the charge was recorded as general and administrative expenses. We do not expect to incur additional charges related to the Reduction.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Entrada Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Entrada Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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

Boston, Massachusetts
February 26, 2026

ENTRADA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$90,394	$101,211
Marketable securities	205,304	318,787
Restricted cash, current portion	658	—
Collaboration receivable	1,177	3,680
Prepaid expenses and other current assets	8,719	16,361
Total current assets	306,252	440,039
Property and equipment, net	7,313	10,928
Restricted cash, net of current portion	3,292	3,950
Right-of-use assets, operating leases	60,451	71,120
Other non-current assets	70	284
Total assets	$377,378	$526,321
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,289	$4,259
Accrued expenses and other current liabilities	17,682	13,343
Income taxes payable	—	667
Operating lease obligations, current portion	4,138	7,559
Deferred revenue, current portion	342	13,654
Total current liabilities	24,451	39,482
Operating lease obligations, net of current portion	46,794	51,648
Deferred revenue, net of current portion	—	6,513
Total liabilities	71,245	97,643
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par value $0.0001; 150,000,000 shares authorized; 38,284,221 shares issued and outstanding as of December 31, 2025 and 37,585,944 shares issued and 37,574,538 shares outstanding as of December 31, 2024	4	4
Additional paid‑in capital	578,571	558,061
Accumulated other comprehensive income (loss)	652	(43)
Accumulated deficit	(273,094)	(129,344)
Total stockholders’ equity	306,133	428,678
Total liabilities and stockholders’ equity	$377,378	$526,321

The accompanying notes are an integral part of these consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Collaboration revenue	$25,421	$210,782
Operating expenses:
Research and development	142,269	125,306
General and administrative	41,050	38,465
Total operating expenses	183,319	163,771
(Loss) income from operations	(157,898)	47,011
Other income:
Interest and other income	15,072	19,474
Total other income	15,072	19,474
(Loss) income before provision for income taxes	(142,826)	66,485
Provision for income taxes	924	859
Net (loss) income	$(143,750)	$65,626
Net (loss) income per share, basic	$(3.47)	$1.76
Net (loss) income per share, diluted	$(3.47)	$1.68
Weighted‑average common shares outstanding, basic	41,371,486	37,306,363
Weighted‑average common shares outstanding, diluted	41,371,486	39,003,169
Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	695	(238)
Total other comprehensive income (loss)	695	(238)
Total comprehensive (loss) income	$(143,055)	$65,388
The accompanying notes are an integral part of these consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	33,437,296	$3	$437,132	$195	$(194,970)	$242,360
Issuance of common stock upon exercise of stock options	377,669	—	2,782	—	—	2,782
Vesting of early exercised options	13,069	—	51	—	—	51
Vesting of restricted stock units	333,537	—	—	—	—	—
Purchase of common stock under the employee stock purchase plan	45,964	—	574	—	—	574
Issuance of common stock and pre-funded warrants in registered direct offering, net of issuance costs of $392	3,367,003	1	99,607			99,608
Stock‑based compensation	—	—	17,915	—	—	17,915
Other comprehensive loss	—	—	—	(238)	—	(238)
Net income	—	—	—	—	65,626	65,626
Balances at December 31, 2024	37,574,538	$4	$558,061	$(43)	$(129,344)	$428,678
Issuance of common stock upon exercise of stock options	62,170	$—	$425	$—	$—	$425
Vesting of early exercised options	1,676	$—	$14	$—	$—	$14
Vesting of restricted stock units	571,581	$—	$—	$—	$—	$—
Purchase of common stock under the employee stock purchase plan	74,256	$—	$462	$—	$—	$462
Stock‑based compensation	—	$—	$19,609	$—	$—	$19,609
Other comprehensive income	—	$—	$—	$695	$—	$695
Net loss	—	$—	$—	$—	$(143,750)	$(143,750)
Balances at December 31, 2025	38,284,221	$4	$578,571	$652	$(273,094)	$306,133
The accompanying notes are an integral part of these consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net (Loss) income	$(143,750)	$65,626
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,096	3,773
Stock‑based compensation expense	19,609	17,915
Net amortization of premium (accretion of discount) on marketable securities	(3,671)	(10,018)
Changes in operating assets and liabilities:
Collaboration receivable	2,503	2,198
Prepaid expenses and other current assets	7,642	(4,437)
Right-of-use assets, operating leases	10,669	10,370
Other non-current assets	214	2,506
Accounts payable	(1,799)	991
Accrued expenses and other current liabilities	4,742	1,708
Income taxes payable	(667)	(3,357)
Deferred revenue	(19,825)	(119,809)
Operating lease liabilities	(8,275)	(9,023)
Net cash used in operating activities	(128,512)	(41,557)
Cash flows from investing activities:
Purchases of property and equipment	(1,041)	(3,158)
Purchases of marketable securities	(141,613)	(437,717)
Maturities of marketable securities	259,462	413,077
Net cash provided by (used in) investing activities	116,808	(27,798)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in registered direct offering, net of issuance costs paid	—	99,608
Proceeds from exercise of stock options	425	2,782
Proceeds from issuance of common stock under the employee stock purchase plan	462	574
Net cash provided by financing activities	887	102,964
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,817)	33,609
Cash, cash equivalents and restricted cash at beginning of year	105,161	71,552
Cash, cash equivalents and restricted cash at end of year	$94,344	$105,161
Supplemental cash flow disclosures:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$560
Vesting of options early exercised subject to repurchase	$14	$51
Cash paid for income taxes	$1,699	$4,622
The accompanying notes are an integral part of these consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2025 and 2024
1. Nature of the Business
Organization
Entrada Therapeutics is a clinical-stage biopharmaceutical company aiming to transform the lives of patients by establishing a new class of medicines that engage intracellular targets that have long been considered inaccessible. Through proprietary, versatile and modular approaches, Entrada is advancing a robust development portfolio of genetic medicines for the potential treatment of neuromuscular and inherited retinal diseases, among others. The Company was incorporated in Delaware on September 22, 2016, and its principal offices are located in Boston, Massachusetts.
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
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Since its inception, the Company has incurred significant net losses. As of December 31, 2025, the Company had an accumulated deficit of $273.1 million. To date, the Company has funded its operations primarily through the sale of equity securities and collaboration payments. Other than the recognition of revenue related to collaboration payments, the Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities of $295.7 million as of December 31, 2025 will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months from the date of issuance of these consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its business strategy and may pursue additional cash resources through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing, or other arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed or on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
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
Revenue Recognition
Substantially all the Company’s revenue has been derived from its Strategic Collaboration and License Agreement with Vertex, which closed in February 2023 and was amended in October 2023 (the “Vertex Agreement”), under which the Company licensed rights to VX‑670 and performs research and development services. The terms of the Vertex Agreement provide for a non‑refundable upfront payment, reimbursement of research and development costs, development, regulatory and commercial milestone payments, and sales‑based royalties on net sales of licensed products. The arrangement is within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Under ASC 606, revenue is recognized when control of a promised good or service transfers to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company applies the following steps:

1.Identify the contract(s) with a customer;
2.Identify the performance obligations in the contract;
3.Determine the transaction price, including variable consideration;
4.Allocate the transaction price to the performance obligations based on relative standalone selling prices; and
5.Recognize revenue when, or as, each performance obligation is satisfied.

The Company applies the five‑step model only upon concluding that collectability of consideration under the contract is probable.

Identification of Performance Obligations

For each arrangement within the scope of ASC 606, the Company evaluates all promised goods and services and identifies those that represent performance obligations. Options that allow the customer to obtain additional goods or services are assessed to determine whether they provide a material right. If a material right exists, the option is accounted for as a separate performance obligation. Assessing material rights involves significant judgment, including evaluating the value of the underlying license compared to the option exercise price and considering the technical feasibility and probability of developing product candidates subject to the option.

The Company determines whether promised goods or services are distinct by assessing whether (i) the customer can benefit from the good or service on its own or together with other readily available resources, and (ii) the promise to transfer the good or service is separately identifiable from other promises in the contract. This evaluation requires judgment and includes consideration of the collaboration partner’s capabilities, market availability of similar services, and the intended benefit of the contractual arrangement. If a good or service is not distinct, it is combined with other promised goods or services until a separately identifiable performance obligation is achieved.

Determining the Transaction Price

The transaction price includes both fixed and variable consideration. Variable consideration is estimated using either the expected value method or the most likely amount method. The Company includes variable consideration only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price excludes any elements within the scope of other ASC Topics.

At each reporting date, the Company reassesses its estimates of variable consideration and related constraints and recognizes any adjustments on a cumulative catch‑up basis.

Milestone Payments

For arrangements that include development or regulatory milestone payments, the Company evaluates whether achieving each milestone is probable. Milestones dependent on factors outside the Company’s or the customer’s control—such as regulatory approvals—are typically not considered probable until the triggering event occurs. When a milestone becomes probable and is not subject to a significant revenue reversal, the most likely amount is included in the transaction price.

Allocation of Transaction Price

The Company allocates the transaction price to each performance obligation based on relative standalone selling prices (“SSP”) determined at contract inception. Determining SSP may involve significant judgment and considers market conditions, entity‑specific factors, and the Company’s estimated costs. SSPs are not updated after contract inception. The Company validates SSPs by assessing the sensitivity of allocation outcomes to changes in key assumptions.

Sales‑Based Royalties

For licenses of intellectual property that include sales‑based royalties or sales‑based milestones, the Company applies the sales‑or‑usage‑based royalty exception. Revenue related to the royalty and associated milestones is recognized at the later of (i) the period in which the underlying sales occur or (ii) when the performance obligation to which the royalty relates has been satisfied.

Deferred Revenue and Collaboration Receivables

Upfront and milestone payments received prior to the Company satisfying its performance obligations are recorded as deferred revenue.

Amounts for which the Company has an unconditional right to payment are recorded as collaboration receivables. The Company has not recognized any credit losses on its collaboration receivables to date.

Revenue Recognition Timing

Revenue allocated to performance obligations is recognized when or as the performance obligations are satisfied, either at a point in time or over time. For performance obligations satisfied over time, revenue is recognized using either an output method or input method, depending on which faithfully depicts the Company’s progress toward completion.
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
Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. At December 31, 2025 and 2024 cash and cash equivalents include standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries.
As of December 31, 2025 and 2024, restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities located at One Design Center Place, Boston, Massachusetts. The current portion of restricted cash represents the amount expected to become unrestricted within one year of the balance sheet date. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$90,394	$101,211
Restricted cash, current portion	658	—
Restricted cash, net of current portion	3,292	3,950
Total cash, cash equivalents and restricted cash	$94,344	$105,161
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
The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2025 and 2024. The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term nature.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2025 and 2024.
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
Contingencies
The Company records liabilities for legal and other contingencies when information available to the Company indicates that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At each reporting period, management evaluates whether or not a potential loss amount, or a potential range of loss meets the requirements for disclosure under ASC 450, Contingencies, including whether a range of loss is reasonably estimable. Legal costs in connection with legal and other contingencies are expensed as costs are incurred. No liabilities for legal and other contingencies were accrued as of December 31, 2025 and 2024.
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
Common Stock Warrants
The Company’s common stock warrants are evaluated pursuant to ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The Company classifies its freestanding warrants as (i) liabilities, if the warrant terms allow settlement of the warrant exercise in cash, or (ii) equity, if the warrant terms only allow settlement in shares of common stock. Please refer to Note 7 below for the application to the Company’s pre-funded warrants.
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
Stock-Based Compensation
The Company has granted stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) pursuant to its 2021 Stock Option and Incentive Plan (the “2021 Plan”), 2016 Stock Incentive Plan (the “2016 Plan”) and 2025 Inducement Equity Plan. Grants are awarded to employees and non-employees, including the Company’s board of directors.
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
Black-Scholes requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. The Company determines the expected volatility using the historical volatility of a peer group of comparable publicly traded companies with comparable characteristics and with historical share price information that approximates the expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees and non-employees whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company recognizes forfeitures as they occur.
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
For the year ended December 31, 2025, as the Company recorded a net loss, there is no difference between basic and diluted net loss per share since the effect of common stock equivalents would be antidilutive and are, therefore, excluded from the diluted net loss per share calculation.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. In particular, the standard will require more detailed information in the income tax rate reconciliation, as well as the disclosure of income taxes paid disaggregated by jurisdiction, among other enhancements. The standard is effective for years beginning after December 15, 2024 for public business entities (PBEs) and for years beginning after December 15, 2025 for all other entities. Early adoption is permitted. The Company has availed itself of the extended transition period afforded to EGCs and will adopt this ASU in 2026. The Company is currently evaluating the impact of the standard on its disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The ASU requires PBEs to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the standard on its disclosures.
3. Marketable Securities
The following is a summary of the Company's marketable securities at December 31, 2025 and December 31, 2024 (in thousands).

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$179,958	$494	$—	$180,452
Corporate debt securities	11,775	5	—	11,780
Total securities with a maturity of one year or less	$191,733	$499	$—	$192,232

U.S. government agency securities and treasuries	7,985	133	—	8,118
Corporate debt securities	4,934	20	—	4,954
Total securities with a maturity of greater than one year	$12,919	$153	$—	$13,072
Total available-for-sale securities	$204,652	$652	$—	$205,304

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$148,673	$196	$(1)	$148,868
Corporate debt securities	58,210	118	(16)	58,312
Total securities with a maturity of one year or less	$206,883	$314	$(17)	$207,180

U.S. government agency securities and treasuries	105,145	19	(404)	104,760
Corporate debt securities	6,801	46	—	6,847
Total securities with a maturity of greater than one year	$111,946	$65	$(404)	$111,607
Total available-for-sale securities	$318,829	$379	$(421)	$318,787

As of December 31, 2025, the Company had no marketable securities in an unrealized loss position . As of December 31, 2024, the Company had 15 marketable securities with a total fair market value of $99.3 million in an unrealized loss position.
As of December 31, 2025 and December 31, 2024, $1.4 million and $1.8 million, respectively, of accrued interest receivable was included in prepaid expenses and other current assets.
4. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:(1)
Money market funds	$89,894	$—	$—	$89,894
Marketable securities:
U.S. government agency securities and treasuries	—	188,570	—	188,570
Corporate debt securities	—	16,734	—	16,734
Total	$89,894	$205,304	$—	$295,198

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$100,711	$—	$—	$100,711
Marketable securities:
U.S. government agency securities and treasuries	$—	$253,628	$—	$253,628
Corporate debt securities	—	65,159	—	65,159
Total	$100,711	$318,787	$—	$419,498
(1)The cash equivalent amounts above do not include $0.5 million of cash related to checking accounts included in cash and cash equivalents as of December 31, 2025 and December 31, 2024. These amounts are excluded as no valuation is needed for cash in checking accounts.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. The Company measures its debt securities at fair value on a recurring basis using inputs that are observable or can be corroborated by observable market data and classifies those instruments within Level 2 of the fair value hierarchy.
5. Property and Equipment, Net
Property and equipment, net consisted of the following at December 31 (in thousands):

	2025	2024
Laboratory equipment	$14,428	$15,686
Furniture and fixtures	2,223	2,303
Computer equipment	409	431
Leasehold improvements	187	1,932
Total property and equipment	17,247	20,352
Less: accumulated depreciation	(9,934)	(9,424)
Property and equipment, net	$7,313	$10,928
Depreciation expense for the years ended December 31, 2025 and 2024 was $4.1 million and $3.8 million, respectively.
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at December 31 (in thousands):

	2025	2024
Employee compensation and benefits	$8,045	$7,391
External research and development expenses	8,048	4,265
General and administrative professional service expenses	415	648
Other	1,174	1,039
Total accrued expenses and other current liabilities	$17,682	$13,343
7. Common Stock and Preferred Stock
Common Stock
As of both December 31, 2025 and December 31, 2024, the Company’s certificate of incorporation, as amended and restated effective upon the completion of the IPO, and amended from time to time, authorized the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share. The holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders. The holders of common stock do not have any cumulative voting rights. Holders of common stock are entitled to receive ratably any dividends declared by the board of directors out of funds legally available for that purpose, subject to any preferential dividend rights of any outstanding preferred stock. Common stock has no preemptive rights, conversion rights or other subscription rights or redemption or sinking fund provisions. In the event of liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in all assets remaining after payment of all debts and other liabilities and any liquidation preference of any outstanding preferred stock.
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
In November 2025, the Company entered into a sales agreement (the "Sales Agreement"), with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC), acting as the Company's agent and/or principal (the "Sales Agent"), with respect to an "at the market offering" program under which the Company may, from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. During the year ended December 31, 2025, there have been no sales of common stock pursuant to the Sales Agreement.
Shares Reserved for Future Issuance under Equity Compensation Plans
The Company has reserved the following shares of common stock for future issuance under equity compensation plans at December 31:

	2025	2024
Exercise of outstanding stock options	5,960,989	5,336,407
Vesting of outstanding restricted stock	2,284,277	1,968,374
Vesting of outstanding performance stock units	438,500	438,500
Future awards under the 2021 Stock Option and Incentive Plan	1,383,679	1,264,247
Future awards under the 2021 Employee Stock Purchase Plan	1,429,601	1,128,095
Future awards under the 2025 Inducement Plan	79,380	—
Total shares of authorized common stock reserved for future issuance	11,576,426	10,135,623
Preferred Stock
As of both December 31, 2025 and December 31, 2024, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, $0.0001 par value, in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting, or the designation of, such series, any or all of which may be greater than the rights of common stock. As of both December 31, 2025 and December 31, 2024, there were no shares of undesignated preferred stock issued or outstanding.
8. Stock-Based Compensation
2021 Plan
In September 2021 the Company’s board of directors adopted, and in October 2021 the Company’s stockholders approved, the 2021 Plan, which became effective as of the date immediately prior to the date of the effectiveness of the registration statement for the IPO. The 2021 Plan allows the board of directors to grant incentive stock options or non-qualified stock options, restricted stock, restricted stock units and other equity awards to the Company’s officers, employees, directors and other key persons. In addition, the 2021 Plan includes a provision that allows for an automatic annual increase of 4% in the number of shares of common stock available for issuance under the 2021 Plan. Upon the adoption of the 2021 Plan, the Company ceased granting awards under the 2016 Plan. The total number of shares of common stock authorized for issuance under the 2021 Plan as of December 31, 2025 was 8,171,259 shares and was 7,230,834 shares as of December 31, 2024.
As of December 31, 2025, the Company had issued stock options, restricted stock units (“RSUs”), and performance stock units ("PSUs") under the 2021 Plan. Both stock options and RSUs issued are comprised of service-based awards granted to employees and typically vest over a four-year period. PSUs vest upon achievement of certain milestones and continued employment or service thereafter.
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
The 2016 Plan will continue to govern the outstanding equity awards granted thereunder. The total number of shares of common stock authorized for issuance under the 2016 Plan as of December 31, 2025 and 2024 was 1,705,566 shares and 1,776,694 shares, respectively. As of both dates, all shares of common stock authorized for issuance under the 2016 Plan relate to outstanding stock options.
2021 Employee Stock Purchase Plan (the “ESPP”)
In September 2021, the Company’s board of directors adopted, and in October 2021 the Company’s stockholders approved, the ESPP, which became effective as of the date immediately prior to the date of the effectiveness of the registration statement for the IPO. The ESPP is administered by the person or persons appointed by the Company’s board of directors for such purpose. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1st of each year and continuing through and including 2031 by the lesser of (i) 1% of the outstanding number of shares of our common stock of the immediately preceding December 31, (ii) 557,524 shares or (iii) such number of shares as determined by the ESPP administrator. The total number of shares of common stock authorized for issuance under the ESPP as of December 31, 2025 and 2024 was 1,429,601 shares and 1,128,095 shares, respectively.
Compensation expense for discounted purchases under the ESPP is measured using the Black-Scholes model to compute the fair value of the lookback provision plus the purchase discount and is recognized as compensation expense over the course of the offering period.
2025 Inducement Equity Plan, as amended (the “2025 Inducement Plan”)
In March 2025, the Company's board of directors adopted the 2025 Inducement Equity Plan. The 2025 Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, and dividend equivalent rights with respect to an aggregate of 270,000 shares of Common Stock (subject to adjustment as provided in the 2025 Inducement Plan). Awards under the 2025 Inducement Plan may only be granted to new employees who were not previously employed by the Company or its affiliates, as an inducement material to such new employees' entry into employment with the Company or its affiliates, in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4).
As of December 31, 2025, 270,000 shares were authorized for issuance under the 2025 Inducement Plan. As of December 31, 2025, the Company had issued stock options and RSUs under the 2025 Inducement Plan. Both stock options and RSUs issued are comprised of service-based awards granted to employees and typically vest over a four-year period.
Stock-Based Compensation
The Company recognized stock-based compensation expense in the consolidated statements of operations and comprehensive loss, by award type, as follows (in thousands):

	Year ended December 31,
	2025	2024
Stock Options	$9,699	$10,712
Restricted Stock Units	9,729	6,978
ESPP	181	225
Total	$19,609	$17,915
Stock-based compensation expense recorded as research and development and general and administrative expenses in the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year ended December 31,
	2025	2024
Research and development expenses	$8,708	$7,846
General and administrative expenses	10,901	10,069
Total	$19,609	$17,915
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted for the years then ended:

	December 31, 2025	December 31, 2024
Risk‑free interest rate	4.02%	4.13%
Expected volatility	80%	75%
Expected dividend yield	—	—
Expected term (in years)	6.00	6.01
Early Exercise of Unvested Stock Options
Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is included in current liabilities on the balance sheet. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. Vesting can occur in the year of exercise and thereafter. There were no unvested shares and 1,676 unvested shares related to early exercises of stock options as of December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, there was no liability associated with the unvested early exercise of stock options. As of December 31, 2024, the liability associated with the unvested early exercise of stock options was less than $0.1 million.

Stock Options
The following table summarizes the Company’s stock option activity during the year ended December 31, 2025:

	Number of Shares	Weighted‑Average Exercise Price	Weighted‑Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Outstanding as of December 31, 2024	5,336,407	$11.87
Granted	906,750	10.97
Exercised	(62,170)	6.93
Forfeited	(219,998)	13.28
Outstanding as of December 31, 2025	5,960,989	$11.73	6.54	$8,661
Exercisable as of December 31, 2025	4,437,734	$11.61	5.84	$8,141
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing price of the Company's common stock at December 31, 2025 for the options that were in the money as of December 31, 2025.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 was $0.3 million and $3.1 million, while the company received $0.4 million and $2.8 million in proceeds for the exercise of these options, respectively.
The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $7.76 per share and $9.69 per share, respectively. As of December 31, 2025, there was $10.8 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.34 years.
Restricted Stock Units (“RSUs”)
During the year ended December 31, 2025, RSUs were granted to employees with vesting conditions based on continued service over time. Accordingly, stock-based compensation expense for such awards is recognized using a straight-line attribution model over the vesting term of each RSU. The fair value of each RSU is based on the closing price of the Company's common stock on the date of grant. For the majority of RSUs, the restricted stock vests over a four-year period, with 25% of the shares vesting on each anniversary of the grant date.
The following table summarizes the Company’s restricted stock activity during the year ended December 31, 2025:

	Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested as of December 31, 2024	1,968,374	$14.14
Issued	1,276,315	11.15
Vested	(571,581)	14.06
Forfeited	(388,831)	13.39
Unvested as of December 31, 2025	2,284,277	$12.76
As of December 31, 2025, there was $22.6 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average remaining vesting period of 2.47 years.
Performance Stock Units (“PSUs”)
During the year ended December 31, 2024, the Company granted 438,500 PSUs to employees of the Company at a weighted-average grant date fair value of $14.86 per share. All 438,500 PSUs were outstanding as of December 31, 2025. The PSUs will vest upon achievement of certain clinical milestones and continued employment thereafter. Compensation expense for PSUs is recognized over the requisite service period using the accelerated attribution method once the achievement of the performance condition is deemed probable. If a performance condition is not determined to be probable or is not met, no stock-based compensation expense is recognized. Forfeitures are recognized as a reduction of stock-based compensation expense in the period in which they occur.
As of December 31, 2025, no PSUs were vested and no stock-based compensation expense was recognized as the performance conditions were not deemed probable. As of December 31, 2025, there was $6.5 million of unrecognized stock-based compensation expense related to unvested PSUs.
9. Income Taxes
The Company recorded a $142.8 million of pre-tax book loss for the year ended December 31, 2025 and pre-tax book income of $66.5 million for the year ended December 31, 2024. The Company has no foreign operations.
The components of the income tax expense for the years ended December 31, 2025 and 2024 (in thousands) were:

	Year Ended December 31,
	2025	2024
Current:
Federal	$(345)	$891
State	1,269	(32)
Foreign	—	—
Total current tax provision	924	859
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred tax provision	—	—
Total income tax provision	$924	$859
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2025	2024
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	6.8%	3.2%
Other Permanent differences	0.6%	2.7%
Federal and state research and development tax credits	4.4%	(8.2)%
Non-deductible stock compensation and non-taxable items	(1.7)%	2.8%
Change in deferred tax asset valuation allowance	(31.7)%	(22.5)%
Federal and State 453A interest	—%	2.3%
Effective income tax rate	(0.6)%	1.3%

Net deferred tax assets as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$49,578	$1,264
Research and development tax credit carryforwards	13,798	4,528
Intangible assets	3,445	3,035
Capitalized research and development expenses	41,576	51,433
Deferred revenue	93	5,399
Lease liability	14,120	16,487
Stock compensation	3,172	2,420
Other Assets	203	94
Total deferred tax assets	125,985	84,660
Deferred tax liabilities:
Property and equipment	(566)	(1,093)
Right-of-use asset	(16,527)	(19,439)
Prepaid expenses	(251)	(336)
Other liabilities	(588)	(854)
Total deferred liabilities	(17,932)	(21,722)
Valuation allowance	(108,053)	(62,938)
Net deferred tax assets	$—	$—
The Company recorded income tax expense of $0.9 million for both the year ended December 31, 2025 and the year ended December 31, 2024. The income tax expense recorded for the year ended December 31, 2025 was primarily driven by adjustments made upon the finalization of tax returns. The income tax expense recorded for the year ended December 31, 2024 was primarily driven by the current tax liability associated with the $75.0 million payment for the achievement of the clinical advancement milestone for VX-670 and $1.7 million in related interest owed to taxing authorities pursuant to Section 453A.
As of December 31, 2025, the Company had federal net operating loss carryforwards of $178.3 million, which may be available to offset future taxable income. None of our federal net operating loss carryforwards will expire, but all are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2025, the Company had state net operating loss carryforwards of $192.9 million, which may be available to offset future taxable income and expire at various dates beginning in 2036. As of December 31, 2025, the Company also had federal and state research and development tax credit carryforwards of $9.6 million and $5.3 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2039 and 2035, respectively. The Company has conducted R&D credit studies through December 31, 2024.
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
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which consist primarily of net operating loss carryforwards and research and development tax credit carryforwards, capitalized research and development expenses and deferred revenue. Management has considered the Company’s history of cumulative net losses incurred since inception, estimated future taxable income, and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of federal and state net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2025 and 2024. The Company reevaluates the positive and negative evidence at each reporting period.
The valuation allowance increased by $45.1 million for the year ended December 31, 2025 and decreased by $15.0 million for the year ended December 31, 2024.
The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. As of December 31, 2025 and 2024, the Company had not recorded any reserves for uncertain tax positions or related interest and penalties.
In 2017, the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) was signed into law. Among other provisions, the 2017 Tax Act requires taxpayers to capitalize and amortize research and experimental (“R&E”) expenditures under Section 174 for tax years beginning after December 31, 2021. As such, the rule noted became effective for the Company during the year ended December 31, 2022 and resulted in the capitalization of R&E costs during tax year 2022, 2023 and 2024. Domestic R&E costs were amortized over 5 years and international R&E costs were amortized over 15 years.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act of 2025 ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, and provides companies with the option to immediately expense domestic research costs. As such, for its 2025 tax provision, the Company reflected the immediate expensing of domestic R&E costs incurred during the year ended December 31, 2025. The OBBBA did not change the treatment of foreign R&E expenditures, which continue to be capitalized and amortized over fifteen years. The OBBBA had no impact on the Company's current and net deferred tax expense for the year ended December 31, 2025 as the Company is in a tax loss position and maintains a full valuation allowance.
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
As of December 31, 2025, the Company accrued $0.1 million for a milestone fee associated with the OSIF License Agreement. All remaining milestone fees and sublicensing fees were not considered probable as of December 31, 2025.
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
6 Tide Street Lease
The Company entered into an operating lease for office and laboratory space at 6 Tide Street in Boston, Massachusetts in February 2020, and entered into subsequent amendments through 2021 to lease additional space (“6 Tide Street Lease”). Such amendments ran co-terminus with the original lease.
The 6 Tide Street Lease expired during 2025 and the Company has no remaining right of use asset or lease liability associated with the lease as of December 31, 2025. The Company's $0.4 million security deposit related to the 6 Tide Street lease was received during the year ended December 31, 2025.
Summary of all lease costs recognized under ASC 842
The components of all operating lease cost were as follows (in thousands):

Year ended December 31, 2025
Operating lease cost	$15,050
Variable lease cost	—
Total lease cost	$15,050
Supplemental information related to all operating leases was as follows:

Other information	Year ended December 31, 2025
Operating cash flows used for operating leases (in thousands)	$12,657
Weighted average remaining lease term	7.1 years
Weighted average discount rate	8.15%
Future payments due under all operating leases as of December 31, 2025 were as follows (in thousands):

Maturity of lease liabilities	Amount
2026	8,109
2027	9,083
2028	9,349
2029	9,622
2030	9,904
Thereafter	21,564
Total lease payments	$67,631
Less: imputed interest	(16,699)
Present value of operating lease liabilities	$50,932
IDB Sublease
In December 2022, the Company entered into a sublease agreement to sublease a portion of the office and laboratory space leased under the IDB Lease to a third-party (“Subtenant”). The term of the sublease extends through August 2026. The rental rate is approximately $0.2 million per month for the remainder of the term. The Subtenant is obligated to pay its ratable portion of operating expenses during the sublease term. The Company received a letter of credit of $0.5 million in place of a security deposit. As of December 31, 2025, no amounts have been drawn on the letter of credit.
The sublease accounting commencement date occurred in April 2023. During the year ended December 31, 2025, the Company recognized $2.1 million of sublease income. Such amount is recorded as a reduction to rent expense.
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
The Vertex Agreement provides for a four-year global research collaboration under which Entrada continued preclinical development of the Company's partnered candidate VX-670 pursuant to the mutually agreed-upon research plan (“Research Plan”). Vertex is obligated to reimburse the Company’s research expenses incurred in performing activities under the Research Plan. The Research Plan is overseen by a Joint Research Committee (“JRC”) as detailed in the Vertex Agreement. During 2025, the Company completed its Research Plan activities related to VX-670.
Under the Vertex Agreement, the JRC may amend the Research Plan to include additional DM1-related research activities with a goal of identifying other EEV-based therapeutic product candidates for the potential treatment of DM1. In the second quarter of 2023, Vertex amended the Research Plan (the "Amended Research Plan”) to engage Entrada to perform work on additional EEV-based therapeutic candidates for the potential treatment of DM1. The Company continues to perform research activities pursuant to the Amended Research Plan.
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
In the second quarter of 2023, Vertex amended the Research Plan (“The Amended Research Plan”) to engage Entrada to perform work on additional EEV-based therapeutic candidates for the potential treatment of DM1 (“Performance Obligation Two”). Such work is treated as a separate contract for accounting purposes and represents a separate performance obligation as the activities are distinct from the combined license and research activities for VX-670.
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
As of December 31, 2025, the Company has received $92.5 million of total milestone payments under the Vertex Agreement. In 2024, the Company recorded a $38.7 million cumulative catch-up entry to collaboration revenue related to the clinical advancement milestone for VX-670 that was achieved in the first quarter of 2024, which triggered a $75.0 million milestone payment. No additional milestones were deemed probable of being achieved as of December 31, 2025 and, therefore, all remaining milestone payments were fully constrained and excluded from the transaction price as of December 31, 2025. The Company re-evaluates the probability of achievement of development milestones and any related constraint at each period end, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.
Allocation and Recognition
As of December 31, 2025, the transaction price for the combination of the exclusive license and the performance of the research activities for VX-670 primarily consists of (i) the upfront payment, (ii) the equity premium paid by Vertex, (iii) the milestone achieved in the fourth quarter of 2023, (iv) the milestone achieved in the first quarter of 2024 and (v) reimbursement of costs incurred in connection with the delivery of services under the Research Plan associated with VX-670.
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
As of December 31, 2025, Performance Obligation One is complete. For Performance Obligation Two, the amounts received that have not yet been recognized as revenue are deferred on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied.
For the year ended December 31, 2025, the Company recognized $25.4 million in revenue under the Vertex Agreement, including $5.2 million of cost reimbursements and $20.3 million from amounts in deferred revenue at December 31, 2024.
For the year ended December 31, 2024, the Company recognized $209.8 million in revenue under the Vertex Agreement, including $15.8 million of cost reimbursements, $70.5 million related to the clinical advancement milestone achieved in the first quarter of 2024 and $123.5 million from amounts in deferred revenue at December 31, 2023.

The aggregate amount of the transaction price allocated to Performance Obligation Two and recorded in deferred revenue at December 31, 2025 is $0.3 million. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining term of the research plan.

The costs incurred to perform the research activities pursuant to the Vertex Agreement are recorded in research and development expenses.
13. Employee Benefit Plan
The Company has a defined-contribution plan under Section 401(k) of the Code (“401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company's contributions were $1.2 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively.
14. Net Income (Loss) per Share
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024
Numerator:
Net income (loss)	$(143,750)	$65,626
Denominator:
Weighted‑average common shares outstanding, basic	41,371,486	37,306,363
Effect of dilutive securities	—	1,696,806
Weighted‑average common shares outstanding, diluted	41,371,486	39,003,169

Net income (loss), basic	$(3.47)	$1.76
Net income (loss), diluted	$(3.47)	$1.68

Common Stock Equivalents
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2025	2024
Unvested restricted common stock	2,284,277	440,353
Unvested performance stock units	438,500	438,500
Stock options to purchase common stock	5,960,989	2,452,396
	8,683,766	3,331,249
15. Segment Information
The Company manages its operations as a single segment. The Company’s CODM, its Chief Executive Officer, manages the Company's operations on a consolidated basis for the purposes of assessing performance and making operating decisions. The segment measure of profit or loss is consolidated net income (loss).
The following table presents selected financial information with respect to the Company's single operating segment for the years ended:

	Year Ended December 31,
	2025	2024
Collaboration revenue	$25,421	$210,782
Less:
Research and development expenses
Direct research and development expenses
ENTR-601-44	24,340	13,109
ENTR-601-45	16,772	8,584
ENTR-601-50	7,694	10,851
ENTR-601-51	8,622	1,345
Collaboration services	2,463	12,074
Ocular programs	1,962	2,960
Other preclinical and discovery	2,672	4,966
Unallocated research and development expenses
Personnel related (including stock-based compensation)	48,246	41,762
Facility related and other	29,498	29,655
Total research and development expenses	142,269	125,306
General and administrative expenses	41,050	38,465
Interest and other income	15,072	19,474
Provision for income taxes	924	(859)
Net (loss) income	$(141,902)	$65,626
Assets regularly provided to the CODM are consistent with those reported on the consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and marketable securities balances. All of the Company’s tangible assets are held in the United States.
16. Subsequent Events

For the year ended December 31, 2025, subsequent events were evaluated through the date on which these consolidated financial statements were issued to determine if such events should be reflected in these consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”)'s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting due to an exemption provided by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2025, no officer or director of the Company adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item 11 will be included in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be included in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.

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

10.6#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed by the Registrant on October 25, 2021).
10.7#	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed by the Registrant on October 25, 2021).
10.8#	Third Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 6, 2025).
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

19.1	Entrada Therapeutics, Inc. Second Amended and Restated Insider Trading Policy.
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by the Registrant on March 6, 2023).
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Entrada Therapeutics, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by the Registrant on March 13, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

Date: February 26, 2026	ENTRADA THERAPEUTICS, INC.

	By:	/s/ Dipal Doshi
	Name:	Dipal Doshi
	Title:	Chief Executive Officer and Director
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

Name	Title	Date

/s/ Dipal Doshi	Chief Executive Officer and Director	February 26, 2026
Dipal Doshi	(Principal Executive Officer)

/s/ Kory Wentworth	Chief Financial Officer	February 26, 2026
Kory Wentworth	(Principal Financial and Accounting Officer)

/s/ Kush M. Parmar, M.D., Ph.D.	Chairman and Director	February 26, 2026
Kush M. Parmar, M.D., Ph.D.

/s/ Gina Chapman	Director	February 26, 2026
Gina Chapman

/s/ Peter S. Kim, Ph.D.	Director	February 26, 2026
Peter S. Kim, Ph.D.

/s/ Mary Thistle	Director	February 26, 2026
Mary Thistle

/s/ Bernhardt Zeiher, M.D.	Director	February 26, 2026
Bernhardt Zeiher, M.D.

/s/ Maha Radhakrishnan, M.D.	Director	February 26, 2026
Maha Radhakrishnan, M.D.