Form 10-Q
period 2026-03-31
Entrada Therapeutics, Inc.
filed 2026-05-07
CIK 1689375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, the registrant had 38,820,616 shares of common stock, $0.0001 par value per share, outstanding.

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
•the impact of macroeconomic and geopolitical developments on our business, including inflationary pressures and capital market disruptions, changes in or disruptions of U.S. governmental agencies, whether from a U.S. federal government shutdown or reduced resources, new or increased international tariffs and retaliatory tariffs, trade protection measures, military conflicts, such as the recent conflict in Iran and ongoing conflicts in Ukraine and the Middle East, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets;
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$76,444	$90,394
Marketable securities	178,415	205,304
Restricted cash, current portion	—	658
Collaboration receivable	787	1,177
Prepaid expenses and other current assets	11,226	8,719
Total current assets	266,872	306,252
Property and equipment, net	6,506	7,313
Restricted cash	3,292	3,292
Right-of-use assets, operating leases	58,758	60,451
Other non-current assets	90	70
Total assets	$335,518	$377,378
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,930	$2,289
Accrued expenses and other current liabilities	11,730	17,682
Operating lease obligations, current portion	4,281	4,138
Deferred revenue, current portion	254	342
Total current liabilities	19,195	24,451
Operating lease obligations, net of current portion	45,469	46,794
Total liabilities	64,664	71,245
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par value $0.0001; 150,000,000 shares authorized; 38,820,616 shares issued and outstanding as of March 31, 2026; and 38,284,221 shares issued and outstanding as of December 31, 2025	4	4
Additional paid‑in capital	583,415	578,571
Accumulated other comprehensive income	246	652
Accumulated deficit	(312,811)	(273,094)
Total stockholders’ equity	270,854	306,133
Total liabilities and stockholders’ equity	$335,518	$377,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$875	$20,558
Operating expenses:
Research and development	33,054	32,074
General and administrative	10,124	10,274
Total operating expenses	43,178	42,348
Loss from operations	(42,303)	(21,790)
Other income:
Interest and other income	2,624	4,441
Total other income	2,624	4,441
Loss before provision for income taxes	(39,679)	(17,349)
Provision for income taxes	38	—
Net loss	$(39,717)	$(17,349)
Net loss per share, basic and diluted	$(0.95)	$(0.42)
Weighted‑average common shares outstanding, basic and diluted	41,836,275	41,073,732
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(406)	480
Total other comprehensive (loss) gain	(406)	480
Total comprehensive loss	$(40,123)	$(16,869)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2025	38,284,221	$4	$578,571	$652	$(273,094)	$306,133
Issuance of common stock upon exercise of stock options	10,104	—	100	—	—	100
Vesting of restricted stock units	526,291	—	—	—	—	—
Stock‑based compensation	—	—	4,744	—	—	4,744
Other comprehensive loss	—	—	—	(406)	—	(406)
Net loss	—	—	—	—	(39,717)	(39,717)
Balances at March 31, 2026	38,820,616	$4	$583,415	$246	$(312,811)	$270,854

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	37,574,538	$4	$558,061	$(43)	$(129,344)	$428,678
Issuance of common stock upon exercise of stock options	40,984	—	350	—	—	350
Vesting of early exercised options	1,676	—	14	—	—	14
Vesting of restricted stock units	325,085	—	—	—	—	—
Stock‑based compensation	—	—	5,087	—	—	5,087
Other comprehensive income	—	—	—	480	—	480
Net loss	—	—	—	—	(17,349)	(17,349)
Balances at March 31, 2025	37,942,283	$4	$563,512	$437	$(146,693)	$417,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(39,717)	$(17,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	805	946
Stock‑based compensation expense	4,744	5,087
Amortization/(accretion) of marketable securities	(548)	(1,338)
Changes in operating assets and liabilities:
Collaboration receivable	390	1,636
Prepaid expenses and other current assets	(2,461)	(2,273)
Right-of-use assets, operating leases	1,693	2,697
Other non-current assets	(20)	45
Accounts payable	641	(1,910)
Accrued expenses and other current liabilities	(5,952)	(5,459)
Income tax payable	—	135
Operating lease liabilities	(1,182)	(2,210)
Deferred revenue	(88)	(18,514)
Net cash used in operating activities	(41,695)	(38,507)
Cash flows from investing activities:
Purchases of property and equipment	(44)	(1,144)
Purchases of marketable securities	(11,825)	(80,020)
Maturities of marketable securities	38,856	85,947
Net cash provided by investing activities	26,987	4,783
Cash flows from financing activities:
Proceeds from exercise of stock options	100	350
Net cash provided by financing activities	100	350
Net decrease in cash, cash equivalents and restricted cash	(14,608)	(33,374)
Cash, cash equivalents, and restricted cash at beginning of period	94,344	105,161
Cash, cash equivalents, and restricted cash at end of period	$79,736	$71,787
Supplemental cash flow disclosures:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$108
Vesting of options early exercised subject to repurchase	$—	$14
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
In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Since its inception, the Company has incurred significant net losses. As of March 31, 2026, the Company had an accumulated deficit of $312.8 million. To date, the Company has funded its operations primarily through the sale of equity securities and collaboration payments. Other than the recognition of revenue related to collaboration payments, the Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities of $254.9 million as of March 31, 2026 will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its business strategy and may pursue additional cash resources through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing, or other arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed or on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
2. Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three months ended March 31, 2026 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the "SEC") on February 26, 2026 (the "Annual Report"), except as described below.

Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted, as is permitted by GAAP. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2026 and December 31, 2025, and results of operations for the interim periods ended March 31, 2026 and 2025.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2025 and 2024, and the notes thereto, included in the Annual Report.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. In particular, the standard will require more detailed information in the income tax rate reconciliation, as well as the disclosure of income taxes paid disaggregated by jurisdiction, among other enhancements. The standard is effective for annual reporting periods beginning after December 15, 2024 for public business entities (PBEs) and for annual reporting periods beginning after December 15, 2025 for all other entities. Early adoption is permitted. The Company has availed itself of the extended transition period afforded to EGCs and will adopt this ASU in connection with filing its 2026 annual financial statements. The Company is currently evaluating the impact of the standard on its disclosures.
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
3. Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. At March 31, 2026 and December 31, 2025, cash and cash equivalents include standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries.
As of March 31, 2026 and December 31, 2025, restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities located at One Design Center Place, Boston, Massachusetts. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$76,444	$90,394
Restricted cash, current portion	—	658
Restricted cash, net of current portion	3,292	3,292
Total cash, cash equivalents and restricted cash	$79,736	$94,344
4. Marketable Securities
The following are summaries of the Company's marketable securities at March 31, 2026 and December 31, 2025 (in thousands).

	As of March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$160,335	$191	$(17)	$160,509
Corporate debt securities	9,847	3	(1)	9,849
Total securities with a maturity of one year or less	$170,182	$194	$(18)	$170,358

U.S. government agency securities and treasuries	7,987	70	—	8,057
Total securities with a maturity of more than one year	$7,987	$70	$—	$8,057
Total marketable securities	$178,169	$264	$(18)	$178,415

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$179,958	$494	$—	$180,452
Corporate debt securities	11,775	5	—	11,780
Total securities with a maturity of one year or less	$191,733	$499	$—	$192,232

U.S. government agency securities and treasuries	7,985	133	—	8,118
Corporate debt securities	4,934	20	—	4,954
Total securities with a maturity of more than one year	$12,919	$153	$—	$13,072
Total marketable securities	$204,652	$652	$—	$205,304

As of March 31, 2026, the Company had 9 marketable securities with a total fair market value of $54.4 million in an unrealized loss position. All of the Company’s investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss). The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities as available for sale.

The Company believes that any unrealized losses associated with the decline in value of its securities are temporary and believes that it is more likely than not that it will be able to hold its debt securities to maturity and that there was no material change in the credit risk of the above instruments since January 1, 2026. Therefore, the Company anticipates a full recovery of the amortized cost basis of its debt securities at maturity and no allowance for credit losses was recognized.

As of March 31, 2026 and December 31, 2025, $1.5 million and $1.4 million, respectively, of accrued interest receivable was included in prepaid expenses and other current assets.
5. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$76,194	$—	$—	$76,194
Marketable securities:
U.S. government agency securities and treasuries	—	168,566	—	168,566
Corporate bonds	—	9,849	—	9,849
Total	$76,194	$178,415	$—	$254,609

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$89,894	$—	$—	$89,894
Marketable securities:
U.S. government agency securities and treasuries	—	188,570	—	188,570
Corporate bonds	—	16,734	—	16,734
Total	$89,894	$205,304	$—	$295,198
(1)The cash equivalent amounts above do not include $0.3 million and $0.5 million of cash related to checking accounts included in cash and cash equivalents as of March 31, 2026 and December 31, 2025, respectively. These amounts are excluded as no valuation is needed for cash in checking accounts.
Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. The Company measures its debt securities at fair value on a recurring basis using inputs that are observable or can be corroborated by observable market data and classifies those instruments within Level 2 of the fair value hierarchy.

6. Property and Equipment, Net
Property and equipment, net consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Laboratory equipment	$13,934	$14,428
Furniture and fixtures	2,223	2,223
Computer equipment	409	409
Leasehold improvements	187	187
Property and equipment, gross	16,753	17,247
Less: accumulated depreciation	(10,247)	(9,934)
Property and equipment, net	$6,506	$7,313
Depreciation expense for the three months ended March 31, 2026 and 2025 was $0.8 million and $0.9 million, respectively.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Employee compensation and benefits	$3,514	$8,045
External research and development expenses	6,917	8,048
General and administrative professional service expenses	573	415
Other	726	1,174
Total accrued expenses and other current liabilities	$11,730	$17,682
8. Common Stock and Preferred Stock
Common Stock
As of March 31, 2026 and December 31, 2025, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share.

As of both March 31, 2026 and December 31, 2025,there were pre-funded warrants outstanding to purchase 3,367,000 shares of common stock, with an exercise price of $0.0001 per share (the “Pre-Funded Warrants”). The Pre-Funded Warrants do not expire and are exercisable at any time, subject to certain ownership limitations. The Company classified the Pre-Funded Warrants as a component of permanent stockholders’ equity within additional paid-in capital, and they were recorded at the issuance date at fair value.
In November 2025, the Company entered into a sales agreement (the "Sales Agreement"), with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC), acting as the Company's agent and/or principal (the "Sales Agent"), with respect to an "at the market offering" program under which the Company may, from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. During the three months ended March 31, 2026, there have been no sales of common stock pursuant to the Sales Agreement.
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance as of:

	March 31, 2026	December 31, 2025
Exercise of outstanding stock options	6,689,112	5,960,989
Vesting of outstanding restricted stock units	2,787,068	2,284,277
Vesting of outstanding performance stock units	438,500	438,500
Future awards under the 2021 Stock Option and Incentive Plan	1,151,788	1,383,679
Future awards under the 2021 Employee Stock Purchase Plan	1,812,443	1,429,601
Future awards under the 2025 Inducement Plan	560,330	79,380
Total shares of authorized common stock reserved for future issuance	13,439,241	11,576,426
Preferred Stock
As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share, in one or more series and to fix the rights, preferences, privileges and restrictions thereof. As of March 31, 2026 and December 31, 2025, there were no shares of undesignated preferred stock issued or outstanding.
9. Stock-Based Compensation
2021 Stock Option and Incentive Plan
The total remaining shares of common stock authorized for issuance under the 2021 Stock Option and Incentive Plan (the "2021 Plan") increased from 8,171,259 as of December 31, 2025 to 9,166,559 as of March 31, 2026 primarily due to the automatic annual increase provision of the 2021 Plan.
2016 Stock Incentive Plan
The total remaining shares of common stock authorized for issuance under the 2016 Stock Incentive Plan as of March 31, 2026 and December 31, 2025 were 1,705,239 shares and 1,705,566 shares, respectively.
2021 Employee Stock Purchase Plan
The total remaining shares of common stock authorized for issuance under the 2021 Employee Stock Purchase Plan (the "2021 ESPP") increased from 1,429,601 as of December 31, 2025 to 1,812,443 as of March 31, 2026 primarily due to the automatic annual increase provision of the 2021 ESPP.
2025 Inducement Equity Plan

The total remaining shares of common stock authorized for issuance under the 2025 Inducement Equity Plan (the "2025 Inducement Plan") increased from 270,000 as of December 31, 2025 to 755,000 as of March 31, 2026 due to an amendment to the 2025 Inducement Plan approved by the Company's board of directors.
Stock-Based Compensation
Stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expenses	$2,190	$2,366
General and administrative expenses	2,554	2,721
Total	$4,744	$5,087

Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted during the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Risk‑free interest rate	3.59%	4.05%
Expected volatility	85%	78%
Expected dividend yield	—	—
Expected term (in years)	6.08	6.08
Stock Options
The following table summarizes the Company’s stock option activity during the three months ended March 31, 2026:

	Number of Shares	Weighted‑ Average Exercise Price

Outstanding as of December 31, 2025	5,960,989	$11.73
Granted	769,600	11.93
Exercised	(10,104)	9.93
Forfeited	(31,373)	14.16
Outstanding as of March 31, 2026	6,689,112	$11.74
Exercisable as of March 31, 2026	4,711,739	$11.64

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $8.76 per share and $8.37 per share, respectively. As of March 31, 2026, there was $15.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.9 years.
Restricted Stock Units
During the three months ended March 31, 2026, restricted stock units ("RSUs") were granted to employees with vesting conditions based on continued service over time. Accordingly, stock-based compensation expense for such awards is recognized using a straight-line attribution model over the vesting term of each RSU. The fair value of each RSU is based on the closing price of the Company's common stock on the date of grant.
A summary of restricted stock activity during the three months ended March 31, 2026 is as follows:

	Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested as of December 31, 2025	2,284,277	$12.76
Granted	1,070,430	$11.93
Vested	(526,291)	$12.74
Forfeited	(41,348)	$12.17
Unvested as of March 31, 2026	2,787,068	$12.45

As of March 31, 2026, there was $32.0 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 2.9 years.
Performance Stock Units
As of both March 31, 2026 and December 31, 2025, there were 438,500 performance stock units ("PSUs") outstanding. The PSUs will vest upon achievement of certain clinical milestones and continued employment thereafter.
As of March 31, 2026, no PSUs were vested and no stock-based compensation expense was recognized as the performance conditions were not deemed probable. As of March 31, 2026, there was $6.5 million of unrecognized stock-based compensation expense related to unvested PSUs.
10. Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to be in effect for the years in which differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance against all of its deferred tax assets based on its evaluation of all available evidence.

There were no significant income tax provisions or benefits for the three months ended March 31, 2026 and 2025.
11. Commitments and Contingencies
The Company's commitments, including significant license agreements, are disclosed in Note 10 Commitments and Contingencies in the audited financial statements for the year ended December 31, 2025, and notes thereto, included in the Annual Report. Since the date of those financial statements, there have been no material changes to its commitments.
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

The Company determined that the Vertex Agreement contains two performance obligations: (1) the combination of the exclusive license and the performance of the research activities for VX-670 (“Performance Obligation One”) and (2) research activities performed on additional EEV-based therapeutic candidates for the potential treatment of DM1 (“Performance Obligation Two”). As of March 31, 2026, Performance Obligation One is complete and the Company continues to perform research activities for Performance Obligation Two.

During the three months ended March 31, 2026, the Company recognized $0.9 million in revenue under the Vertex Agreement, including $0.8 million of cost reimbursements and $0.1 million from amounts that were recorded in deferred revenue as of December 31, 2025.

During the three months ended March 31, 2025, the Company recognized $20.6 million of revenue under the Vertex Agreement, including $1.6 million of cost reimbursements and $18.9 million from amounts recorded in deferred revenue as of December 31, 2024.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligation recorded in deferred revenue at March 31, 2026 is $0.3 million. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining term of the Research Plan.
13. Net Loss per Share
The computation of basic net loss per share is based on the weighted-average number of the Company's common shares outstanding. The weighted-average common shares outstanding used in the basic and diluted net loss per share calculation includes the outstanding Pre-Funded Warrants as they are exercisable for nominal cash consideration.
The computation of diluted net loss per share is based on the weighted-average number of the Company's common shares outstanding and potential dilutive common shares outstanding during the period as determined by using the treasury stock method.
The following table illustrates the determination of basic and diluted net loss per share for each period presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(39,717)	$(17,349)
Denominator:
Weighted‑average common shares outstanding, basic and diluted	41,836,275	41,073,732

Net loss per share, basic and diluted	$(0.95)	$(0.42)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Unvested restricted stock units	2,787,068	2,696,774
Unvested performance stock units	438,500	438,500
Stock options to purchase common stock	6,689,112	5,952,688
	9,914,680	9,087,962

14. Segment Information

The Company manages its operations as a single segment. The Company’s Chief Operating Decision Maker ("CODM"), its Chief Executive Officer, manages the Company's operations on a consolidated basis for the purposes of assessing performance and making operating decisions. The segment measure of profit or loss is consolidated net (loss) income.

The following table presents selected financial information with respect to the Company’s single operating segment for each period presented:

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$875	$20,558
Less:
Research and development expenses
Direct research and development expenses
ENTR-601-44	4,755	4,734
ENTR-601-45	3,602	2,859
ENTR-601-50	1,369	692
ENTR-601-51	2,337	826
DMD franchise-wide(1)	1,739	—
Collaboration services	234	876
Ocular programs	461	270
Other preclinical and discovery	599	987
Unallocated research and development expenses
Personnel related (including stock-based compensation)	12,041	12,756
Facility related and other	5,917	8,074
Total research and development expenses	33,054	32,074
General and administrative expenses	10,124	10,274
Interest and other income	2,624	4,441
Provision for (benefit from) income taxes	38	—
Net (loss) income	$(39,717)	$(17,349)
(1)Represents manufacturing and clinical costs that support across the Company's product candidates targeting DMD.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and the audited financial information and the notes thereto included in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the "SEC") on February 26, 2026 ("Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements contained in the following discussion and analysis.
Overview

We are a clinical-stage biopharmaceutical company aiming to transform the lives of patients by establishing a new class of medicines that engx`age intracellular targets that have long been considered inaccessible. Through proprietary, versatile and modular approaches, we are advancing a robust development portfolio of genetic medicines for the potential treatment of neuromuscular and inherited retinal diseases, among others. In 2026, we expect to focus on progressing our ENTR-601-44 and ENTR-601-45 clinical trials. In addition, our VX-670 partnership with Vertex Pharmaceuticals Incorporated (“Vertex”) continues to progress, with Vertex on track to share results during the second half of 2026. In addition to the ENTR-601-44 Cohort 1 results reported in this Quarterly Report, we anticipate reporting additional ENTR-601-44 Cohort 1 Open Label data and topline results from the second cohort of our ENTR-601-44-201 trial as well as our ENTR-601-45 Cohort 1 data during 2026. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $254.9 million. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of March 31, 2026 will be sufficient to fund our operations into the third quarter of 2027.

Clinical-Stage Development Pipeline:

Entrada continues to advance multiple clinical programs in people living with Duchenne muscular dystrophy (“DMD”) in the United Kingdom (“UK”), European Union (“EU”) and United States (“U.S.”). In 2026, we expect to have four clinical-stage programs in our DMD franchise (ENTR-601-44, ENTR-601-45, ENTR-601-50 and ENTR-601-51, which has completed IND-enabling studies but has not yet filed a regulatory application). When combined, we estimate that there are over 11,500 patients in the U.S. and Europe that carry mutations amenable to Entrada's current exon skipping programs. Complementing the ongoing clinical progress of the DMD franchise is the myotonic dystrophy type 1 (“DM1”) partnership with Vertex (“VX-670”). Each of these programs utilize the same endosomal escape vehicle, and as such, we anticipate initial data readouts from any one of the candidate clinical trials to provide critical insights for the rest.

ELEVATE-44-201: The Company completed Cohort 1 of the global Phase 1/2 multiple ascending dose (“MAD”) portion of the clinical study of ENTR-601-44 in ambulatory patients living with DMD who are amenable to exon 44 skipping, and those patients transitioned to the 6 dose open label portion of the trial. Cohort 1 of the study met its primary goal of favorable safety and tolerability, while also demonstrating (post hoc analysis) significant improvements in functional benefit as measured by change in Time to Rise ("TTR") velocity from baseline, versus minimal clinically important difference ("MCID"). Dosing every 6 weeks of all 8 patients is ongoing in the open-label portion of the study. In February 2026, an independent Data Monitoring Committee (DMC) reviewed the data to date from the eight patients enrolled in Cohort 1 and recommended initiation of Cohort 2 at the increased dose of 12 mg/kg without protocol modification, and Cohort 2 is continuing to enroll. Data from the Cohort 1 open label portion of the study is expected by year-end, and we expect topline results from Cohort 2 (12 mg/kg) by the end of 2026. Data from Cohort 3 (up to 18 mg/kg) is to follow if needed. Based on a combination of non-clinical data, healthy normal volunteer data and Cohort 1 patient data, we anticipate seeing an increase in dystrophin as we increase dosing amounts in the second and third cohorts. We also intend to open an expansion cohort to increase the number of participants treated in the ELEVATE-44-201 study, as this study has been designed to support an accelerated approval in the U.S. Additionally, in December 2025, the U.S. Food and Drug Administration (“FDA”) granted Rare Pediatric Disease Designation to ENTR-601-44.

ELEVATE-44-102: The Company believes this clinical trial, in the underserved adult patient population, would be best to initiate at the highest advisable starting dose in patients with advanced disease. Following a review of safety, pharmacokinetic and pharmacodynamic data from Cohort 1 of the ELEVATE-44-201 study in the U.K and EU, we may have an opportunity to re-engage with the FDA to discuss increasing the planned doses in this clinical trial. As such, the Company will provide an update on clinical study design and timing following interactions with the FDA.

ELEVATE-45-201: The Company completed enrollment and initiated patient dosing in Cohort 1 of the global Phase 1/2 MAD portion of the clinical study of ENTR-601-45 in ambulatory patients living with DMD who are amenable to exon 45 skipping. The Company is on track to report data from Cohort 1 (5 mg/kg) in mid-2026, with data from Cohort 2 and Cohort 3 (up to 10 mg/kg and 15 mg/kg) to follow. The proposed ELEVATE-45-201 clinical trial design and dosing regimen is similar to ELEVATE-44-201, incorporating a MAD Phase 1 portion, a 6 dose open label Phase 2 portion and an expansion cohort. We expect ENTR-601-45 to be both best in class and to be the first PMO-conjugate to generate clinically meaningful data in a population where only low single digit competitive dystrophin production has been observed to date.

ELEVATE-50-201: The Company received regulatory authorization from the UK’s Medicines and Healthcare Products Regulatory Agency (“MHRA”) and Research Ethics Committee to initiate a Phase 1/2 MAD clinical study of ENTR-601-50 in ambulatory patients living with DMD who are amenable to exon 50 skipping. We expect to submit additional regulatory applications and obtain authorization in the EU for ENTR-601-50 following a review of data from the ongoing trials of our lead programs. We are evaluating a variety of options to optimize clinical study execution including pursuing a platform or basket based approach, should either pathway become available..

ENTR-601-51: The Company has completed CTA-enabling studies for people living with DMD who are amenable to exon 51 skipping, which is applicable to the largest sub-population of exon skipping amenable patients. We are reviewing our global regulatory strategy of the program to determine how best to accelerate time to full, as opposed to accelerated, approval. We expect to provide more specific timeline guidance as the new strategy is finalized.

VX-670: Vertex continues to enroll and dose the MAD portion of the GALILEO global Phase 1/2 clinical study of VX-670 in people with DM1. The study assesses both safety and efficacy and Vertex is on track to share results during the second half of 2026.

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

ENTR-601-44-201 (ELEVATE-44-201) Phase 1/2 Cohort 1 Results

Clinical Trial Overview

ELEVATE-44-201 is a global, two-part, randomized, double-blind, placebo-controlled Phase 1/2 study evaluating the safety, tolerability and effectiveness of ENTR-601-44 in ambulatory participants ages four to twenty with DMD who are exon 44 skipping amenable. The multiple ascending dose Part A portion of the study is evaluating the safety, pharmacokinetics, pharmacodynamics and functional parameters following intravenous administration of ENTR-601-44 to study participants in three cohorts at sites in the U.K. and EU. The MAD portion of the study enrolled eight participants with DMD in Cohort 1. They were randomized 3:1 to receive ENTR-601-44 at a dose of 6 mg/kg or placebo, administered intravenously. During this double-blind period, doses were administered on days one, 43 and 85, and muscle biopsies were performed at the time of screening and at six weeks after the last dose. Following the initial three doses administered in Part A, all participants continued into the Phase 2, open-label portion in which the safety and efficacy of ENTR-601-44 are evaluated over a longer period of time.

Summary of Demographics and Baseline Patient Characteristics

The average age of treated participants in Cohort 1 was 9.3 years old with a mean age of disease onset of 2.2 years. Per protocol, all participants were ambulatory and all were on a stable dose of steroids. Baseline dystrophin in both the placebo and treatment population was also lower than that reported in competitive exon 44 skipping clinical trials. This is notable as treatment response is generally considered to correlate with higher baseline dystrophin levels.

Safety and Tolerability Data

Cohort 1 achieved its primary endpoint, demonstrating a generally favorable safety and tolerability profile. All treatment emergent adverse events (TEAEs) were mild to moderate. There were no discontinuations and no serious adverse events reported. The most common adverse event (AE) seen was headache.

Importantly, clinically relevant markers of kidney function including eGFR, Cystatin-C and magnesium were all within normal ranges and treated subjects were comparable to placebo. Participant level data is presented below.

We believe these results to be encouraging, given that the kidney has historically been the organ of toxicity concern for PMO-based oligonucleotides and peptide conjugates in particular, and because similarly favorable safety was observed at 6 mg/kg in the Phase 1 healthy normal volunteer trial disclosed in 2024.

Biodistribution and Biomarkers

Lower than expected plasma Cmax and AUC (area under the curve) was observed in the ENTR-601-44-201 pediatric DMD patient study when compared with our prior ENTR-601-44-101 Phase 1 healthy adult volunteer study. Our current understanding is that this difference is due to a combination of age and disease status, and that higher doses of drug may result in higher levels of drug concentration in circulation. This lower than expected drug concentration, along with lower than expected baseline dystrophin value and a high number of patients with multi-exon deletions or more complex arrangements other than exon 45 deletion mutation may have impacted initial biomarker responses. There was a demonstrated mean increase of 2.36% in dystrophin over a baseline of 4.00% (total mean 6.36% dystrophin) and a demonstrated mean increase of 2.31% in exon skipping over baseline of 2.66% (total mean of 4.97%) in treated patients. Importantly, however, even at this first dose with lower than expected exposures, there was a correlation observed between exon skipping, dystrophin production and functional improvement.

Functional Improvement

Meaningful and potentially differentiated early functional benefit was observed in Cohort 1. Results from these initial patients demonstrated a statistically significant improvement in mean TTR velocity in treated versus placebo patients (p<.05, post hoc analysis). Functional data is the ultimate goal for a DMD therapeutic, and we are pleased to have observed this benefit at its starting dose of 6 mg/kg.

"Time To Rise" (referred to as TTSTAND, TTR, and TRF in the literature) is standardized procedure and double-blind evaluative process conducted under GCP conditions and is expressed as the number of seconds taken to rise from a supine position without assistance to standing upright. The clinical evaluators (CEs) are physiotherapists with experience evaluating neuromuscular patients, trained as specified in the protocol, and as detailed in the Evaluator Manual. All CE assessments are videotaped and videos are reviewed by a Master Physiotherapist to ensure that the tests are performed correctly and to remove inter site evaluator variability. TTR declines rapidly over time in patients with DMD and has been previously shown to be an early prognostic factor for disease progression and loss of ambulation.

TTR velocity is calculated as 1/TTR, expressed as rises/second. The measure is designed to reduce the impact of outliers and imputed data. The calculation handles the "unable to perform problem" if a patient cannot rise from the floor unassisted by scoring that observation at zero avoiding arbitrary imputation. It dampens clinically meaningless scoring noise between visits and it compresses the long tail seen in readings and produces a distribution that's much closer to normal, which matters for parametric statistics.

TTR velocity is increasingly preferred as an approvable clinical endpoint in Phase 3 trials over alternatives, given its sensitivity, lower variability and limited outlier bias. There are several completed or ongoing Phase 3 clinical trials in DMD using this as the primary endpoint or as one of several primary endpoints. Currently, steroids are standard of care in DMD, because of their proven ability to impact function. As a reference, vamorolone (Santhera Therapeutics) is a corticosteroid approved in 2023 and indicated for the treatment of DMD in patients 2 years of age and older. In the vamorolone registrational trial, the primary endpoint was the change from baseline to Week 24 in TTR velocity at 6 mg/kg/day compared to placebo. In that study, the mean change from baseline was reported as 0.048 (rises/second), and this remains the highest number published to date in a registrational trial.

Functional Improvement Results

In ELEVATE-44-201 Cohort 1, a statistically significant change from baseline in TTR velocity was observed:
•Mean change in TTR velocity versus placebo of 0.115
•Mean change in TTR velocity in the treatment group of 0.08

The mean change in TTR velocity in the study was 3.5 times higher than the MCID threshold (post hoc analysis) of 0.023 (literature derived), suggesting that ENTR-601-44 has the potential to change the trajectory of the disease at the lowest dose tested in the Phase 1/2 study.

Importantly, the change in TTR velocity was consistent and seen across the majority of patients, irrespective of their severity of disease. In addition, there was no observed correlation between age and TTR velocity, which suggests that Cohort 1’s functional benefit represents a true drug related effect. Finally, the end of Cohort 1 dystrophin levels correlated with the end of Cohort 1 TTR velocity improvement suggesting that dystrophin production may have crossed a critical threshold for functional improvement. Positive trends were seen in the treated patients' 10-meter walk/run assessments.

Discussion of Functional Improvement Results

An ideal treatment for DMD is regenerative – replacing damaged, dystrophic muscle with healthy muscle; This requires satellite cell correction which then promotes asymmetric differentiation.

The DMD challenge: Damage and impaired repair
•A lack of dystrophin not only leaves mature tissue prone to damage but also inhibits the body’s repair mechanism; This “double hit” results in an inevitable decline in function as damaged tissues fail and are replaced with fat and fibrosis
•Satellite (stem) cells are responsible for muscle regeneration and a lack of dystrophin inhibits the proliferation and differentiation of these progenitor cells which in turn limits muscle repair

The significant unmet need in DMD: Muscle repair
•Competitive treatments target mature, damaged cells to slow decline but may not significantly or substantially promote repair via enhanced satellite cell proliferation and asymmetric division
•Biomarkers (Dystrophin, CK) will improve as damaged tissue is protected, but functional benefit is likely to come back slowly as the repair mechanism is still impaired
•Transferrin receptors are not expressed on quiescent satellite cells, preventing transferrin receptor mediated antibody uptake
•AAV-enabled gene therapies lack the ability to efficiently reach satellite cells, which limits response durability

We believe ENTR-601-44’s ability to access the satellite cells is emerging as a competitive differentiator.
Upregulated dystrophin may be enabling the asymmetric division of satellite cells, which could in turn be responsible for the functional data signals seen at the starting dose of 6 mg/kg. DMD progression is driven by both muscle breakdown and impaired regeneration. It has been shown that satellite cells lacking dystrophin have an impaired ability to effectively proliferate, asymmetrically divide and differentiate when compared to healthy stem cells. We believe that enhanced satellite cell activity could result in the regeneration of healthy fibers and the stabilization of the overall muscle, which in turn would be expected to manifest in greater strength as measured by TTR velocity. Therefore we believe that dystrophin levels may have increased enough to cross a threshold and impact satellite cell proliferation and differentiation - enhancing the body’s muscle repair mechanisms. If correct, at low drug candidate doses, as damaged muscle is replaced by healthy muscle tissue, the overall stability and strength of the muscle is expected to improve, potentially preceding traditional biomarkers such as creatine kinase (CK) that would be more sensitive to the stabilization of damaged muscle cells specifically. Over time, and at higher doses, those biomarkers would potentially then improve as damaged tissue is replaced by new tissue and as remaining damaged tissue is stabilized. The results observed from this initial dose level of ENTR-601-44, with room to go up to 18 mg/kg in later cohorts, may explain why improved TTR velocity was observed at the dystrophin levels reported in Cohort 1.

Clinical Trial Progress

All study participants in Cohort 1 have now progressed to the open-label, Phase 2 portion of the study, where they will receive six additional doses of 6 mg/kg of ENTR-601-44. Additional study participants are now being dosed in Cohort 2, in which they will receive placebo or three doses of 12 mg/kg of ENTR-601-44. We expect topline results from Cohort 2 by the end of 2026.

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
Our research and development costs are primarily devoted to supporting our neuromuscular program development efforts. Our direct, external research and development expenses consist primarily of fees paid to outside consultants, CROs, CMOs and research laboratories in connection with our process development, manufacturing and clinical development activities. Our direct external research and development expenses also include fees incurred under license and intellectual property purchase agreements. Where specifically identifiable, we expect to track these external research and development costs on a program-by-program basis as we identify product candidates to advance into clinical development.
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
We anticipate that our general and administrative expenses will increase in the future as we increase our headcount and expand our facilities to support our continued research activities and development of our programs and our EEV platform (“EEV Platform”).
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest earned on our invested cash equivalents and marketable securities, gains and losses on disposal of fixed assets and gains and losses on foreign currency transactions.
Income Taxes
Provision for income tax expense (benefit) recorded in any interim period is based on the estimated effective tax rate for the fiscal year for those tax jurisdictions that can be reliably estimated. There were no significant income tax provisions or benefits for the three months ended March 31, 2026 and 2025.
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
Results of Operations
Comparison of the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Collaboration revenue	$875	$20,558	$(19,683)
Operating expenses:
Research and development	33,054	32,074	980
General and administrative	10,124	10,274	(150)
Total operating expenses	43,178	42,348	830
Loss from operations	(42,303)	(21,790)	(20,513)
Other income:
Interest and other income	2,624	4,441	(1,817)
Total other income	2,624	4,441	(1,817)
Loss before provision for income taxes	(39,679)	(17,349)	(22,330)
Provision for income taxes	38	—	38
Net loss	$(39,717)	$(17,349)	$(22,368)
Collaboration Revenue

Collaboration revenue was $0.9 million for the three months ended March 31, 2026 and $20.6 million for the three months ended March 31, 2025. The decrease of $19.7 million was primarily a result of Entrada substantially completing our research plan activities for VX-670 during the first quarter of 2025.

Research and Development Expenses

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Direct research and development expenses
ENTR-601-44	$4,755	$4,734	$21
ENTR-601-45	3,602	2,859	743
ENTR-601-50	1,369	692	677
ENTR-601-51	2,337	826	1,511
DMD franchise-wide(1)	1,739	—	1,739
Collaboration services	234	876	(642)
Ocular programs	461	270	191
Other preclinical and discovery	599	987	(388)
Unallocated research and development expenses
Personnel related (including stock-based compensation)	12,041	12,756	(715)
Facility related and other	5,917	8,074	(2,157)
Total research and development expenses	$33,054	$32,074	$980
(1)Represents manufacturing and clinical costs that support across the Company's product candidates targeting DMD.
Research and development expenses were $33.1 million for the three months ended March 31, 2026, compared to $32.1 million for the three months ended March 31, 2025. The increase of $1.0 million in research and development expenses was primarily attributable to:
•an increase of $3.9 million in direct research and development expenses, driven by additional costs incurred related to the progress of our Duchenne programs, partially offset by fewer costs incurred related to our collaboration with Vertex; and
•a decrease of $2.9 million in unallocated research and development expenses driven by a decrease in personnel costs of $0.7 million and a decrease in facilities related costs of $2.2 million. Personnel costs are inclusive of stock-based compensation expense of $2.2 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively.
We expect that our research and development expenses will increase as we continue to advance ENTR-601-44 and ENTR-601-45 through clinical trials, ENTR-601-50 into clinical trials, ENTR-601-51 and our ocular programs through preclinical development and into clinical trials, and continue to perform discovery work for future product candidates.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2026 were $10.1 million, compared to $10.3 million for the three months ended March 31, 2025. The decrease of $0.2 million was primarily attributable to a decrease in professional services.
Interest and Other Income, net
Total interest and other income, net was $2.6 million for the three months ended March 31, 2026, compared to $4.4 million of interest and other income for the three months ended March 31, 2025. The decrease was driven by changes in interest earned from debt securities and money market funds as well as a decrease in the amount of marketable securities held.

Liquidity and Capital Resources
Overview
Since our inception, we have devoted substantially all our resources to research and development efforts relating to our EEV Platform, advancing development of our portfolio of genetic medicines for the potential treatment of neuromuscular and inherited retinal diseases and administrative support for these operations, including raising capital.
Since inception, we have incurred significant net losses. As of March 31, 2026, we had an accumulated deficit of $312.8 million. Other than the recognition of revenue related to collaboration payments, we expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we advance our platform and therapeutic candidates. We will not generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more therapeutic candidates, if ever. If we obtain regulatory approval for any therapeutic candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.
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
As of March 31, 2026, we had cash, cash equivalents and marketable securities of $254.9 million. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of March 31, 2026 will be sufficient to fund our operations into the third quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
Sources of Liquidity
To date, we have raised over $850.0 million of gross proceeds from sales of stock to leading biotechnology investors and from the Vertex Agreement. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $254.9 million.
In November 2025, we entered into a sales agreement (the "Sales Agreement"), with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC), acting as our agent and/or principal (the "Sales Agent"), with respect to an "at the market offering" program under which we may, from time to time, at our sole discretion, issue and sell shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. During the three months ended March 31, 2026, there have been no sales of common stock pursuant to the Sales Agreement.

Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(41,695)	$(38,507)
Net cash provided by investing activities	26,987	4,783
Net cash provided by financing activities	100	350
Net decrease in cash, cash equivalents and restricted cash	$(14,608)	$(33,374)
Operating Activities
For the three months ended March 31, 2026, net cash used in operating activities was $41.7 million and was driven by our net loss of $39.7 million, net cash used in changes in our operating assets and liabilities of $7.0 million, adjustments for non-cash expenses relating to stock-based compensation expense of $4.7 million and depreciation expense of $0.8 million, and adjustments for non-cash income relating to accretion of premiums and discounts of $0.5 million.
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
Investing Activities
Net cash provided by investing activities was $27.0 million for the three months ended March 31, 2026, consisting primarily of $38.9 million from the maturities of marketable securities, partially offset by $11.8 million in purchases of marketable securities and $0.1 million of purchases of property and equipment.
Net cash provided by investing activities was $4.8 million for the three months ended March 31, 2025, consisting primarily of $85.9 million from the maturities of marketable securities, partially offset by $80.0 million in purchases of marketable securities and $1.1 million of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2026, consisting of $0.1 million in proceeds from stock option exercises.
Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2025, consisting of $0.4 million in proceeds from stock option exercises.
Future Funding Requirements
We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. Our operating expenses and future funding requirements are expected to increase substantially as we continue to advance our portfolio of programs. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of March 31, 2026 will be sufficient to fund our operations into the third quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Contractual Obligations and Commitments
Lease Commitments
During the three months ended March 31, 2026, there were no material changes to our lease commitments from those described in Note 11, Leases, of our financial statements in the Annual Report.
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
We have also entered into license agreements under which we are obligated to make certain payments. During the three months ended March 31, 2026, there were no material changes to our commitments and contingencies related to our license agreements from those described in “Business—Intellectual property— License agreement with The Ohio State University” and Note 11, Commitments and Contingencies, to our financial statements in the Annual Report. For additional information regarding our license agreements, refer to Note 11, Commitments and Contingencies, to our condensed consolidated financial statements in this Quarterly Report.
Emerging Growth Company and Smaller Reporting Company Status
We are an “emerging growth company” ("EGC") under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act"), for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of delayed adoption of new or revised accounting standards and, therefore, we will be subject to the same requirements to adopt new or revised accounting standards as private entities.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a biopharmaceutical company with a limited operating history upon which our stockholders can evaluate our business and prospects. While our programs for ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51 and our partnered candidate VX-670 are in the clinical development stage or have completed CTA enabling studies, we have additional programs in the preclinical development or in the drug discovery stage. We commenced operations in 2016, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing our proprietary, highly versatile and modular Endosomal Escape Vehicle (“EEV”) platform (“EEV Platform”), identifying therapeutic candidates, establishing our intellectual property portfolio and conducting research and preclinical studies. Our approach to the discovery and development of therapeutic candidates that are based on our EEV Platform is unproven, and we do not know whether we will be able to conduct clinical studies on any of our therapeutic candidates beyond ENTR-601-44, ENTR-601-45 and our partnered candidate VX-670, develop any therapeutic candidates that succeed in clinical development or produce products of commercial value. As an organization, we have only completed a Phase 1 clinical trial of ENTR-601-44 in healthy volunteers in the UK and the first cohort of a Phase 1/2 clinical trial in the UK and the EU, and we have not completed the clinical development of any therapeutic candidate nor have we obtained any regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any significant revenue from product sales. We have incurred significant net losses since inception. As of March 31, 2026, we had an accumulated deficit of $312.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.

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

The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, continue to initiate clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Failing to raise capital when needed or on attractive terms could force us to delay, reduce or eliminate our research and development programs or any future commercialization efforts. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of March 31, 2026 will be sufficient to fund our operations into the third quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in November 2025, we entered into a sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) acting as our agent and/or principal (the “Sales Agent”), with respect to an "at the market offering" program under which we may offer and sell, from time to time, at our sole discretion, shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. However, there can be no assurance that the Sales Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our therapeutic candidates. Our future capital requirements will depend on many factors, including, but not limited to:
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
We are early in our development efforts and all our development programs, including our lead therapeutic candidates ENTR-601-44, ENTR-601-45, ENTR-601-50, and our partnered candidate VX-670, which are in the early clinical stage and ENTR-601-51 and ENTR-801, which are in the preclinical stage. We have invested substantially all of our research efforts to date in developing our EEV Platform, identifying potential therapeutic candidates, conducting preclinical studies, and initiating early clinical studies. As an organization, we have only completed a Phase 1 clinical trial of ENTR-601-44 in healthy volunteers in the UK and the first cohort of a Phase 1/2 clinical trial in the UK and the EU, and we have not completed the clinical development of any therapeutic candidate nor have we submitted an application for regulatory approval, and we may be unable to do so for our therapeutic candidates. We have completed CTA/IND-enabling studies for ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51 and VX-670; however, we will need to complete CTA/IND-enabling studies for our other product candidates to support their progression into and/or through clinical studies in the United States. In addition, we have a development portfolio of programs that are in earlier stages of development and have not yet initiated or completed IND-enabling studies. We may never advance any additional therapeutic candidates through IND-enabling studies and receive authorization from the FDA, to proceed under an IND prior to initiating their clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our therapeutic candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
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
Using EEV technology to develop therapeutic candidates is a new therapeutic approach and no products based on EEV peptides have been approved to date in the United States or the rest of the world. As such, it is difficult to accurately predict the developmental challenges we may face for our EEV therapeutic candidates as they proceed through development. As an organization, we have only completed a Phase 1 clinical trial of ENTR-601-44 in healthy volunteers in the UK and the first cohort of a Phase 1/2 clinical trial in the UK and the EU and have not yet completed any clinical trials with our other therapeutic candidates, we have only limited data assessing safety of our approach in humans, and there may be short-term or long-term effects from treatment with any therapeutic candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of therapeutic candidate development and we cannot predict whether our EEV Platform, or any similar or competitive intracellular delivery technologies, will enable the identification, development and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our EEV Platform or any of our research programs will not cause significant delays or unanticipated costs or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we have initiated or may initiate or commercializing any therapeutic candidates we may develop on a timely or profitable basis, if at all.
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
The results from preclinical studies or clinical trials of a therapeutic candidate may not predict the results of later clinical trials of the therapeutic candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have completed certain preclinical studies of our therapeutic candidates, a healthy normal volunteer study and one multi-ascending dose cohort in patients for ENTR-601-44, we do not know whether these therapeutic candidates will perform in current or future clinical trials as they have performed in these prior studies. The positive results we have observed for our therapeutic candidates in early, non-GLP preclinical studies and animal models may not be predictive of our current or future clinical trials in humans. Furthermore, for some indications that we are pursuing there are no animal models that adequately mirror the human disease to predict any level of positive results. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many therapeutic candidates fail in clinical trials despite very promising early results. Unexpected observations or toxicities observed in our IND-enabling studies for example, could delay clinical trials for ENTR-601-50, ENTR-601-51, ENTR-801 or our other development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and companies that have believed their therapeutic candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA approval. Additionally, we are utilizing both a blinded multi-ascending dose portion and an “open label” portion in our ongoing clinical studies of ENTR-601-44 and ENTR-601-45 and may also do so for future clinical trials. In the ENTR-601-44 Phase 1/2 trial, patients from Cohort 1 have now transitioned from a double blind placebo control dosing regimen to a 6 dose open label regimen where all participants are administered the therapeutic candidate. The open label period may be subject to various limitations that may exaggerate any therapeutic effect as patients are aware that they are receiving the experimental treatment and physicians are aware that all the patients are receiving the experimental treatment. Reported outcomes may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, reported outcomes may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials, being aware that all patients have received treatment, may interpret the information more favorably given this knowledge. The results from an open label trial may not be predictive of future clinical trial results with any of our therapeutic candidates for which we include an open label clinical trial when studied in a controlled environment with a placebo or active control.
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

The clinical development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, import, export, marketing, distribution and adverse event reporting, including the submission of safety and other information, of our therapeutic candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market our therapeutic candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the therapeutic candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a therapeutic candidate for many reasons. For example, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. Despite the time and expense invested in clinical development of therapeutic candidates, regulatory approval is never guaranteed. Neither we nor any current or future collaborator is permitted to market any of our therapeutic candidates in the United States until we receive approval from the FDA. In February 2026, the FDA Commissioner publicly indicated that a single adequate and well-controlled pivotal clinical trial supported by confirmatory evidence will be the FDA’s default standard moving forward for novel products, rather than two such trials; this statement was not a formal agency action, and the scope, implementation and durability of this policy position remain uncertain. The FDA retains broad discretion to require additional clinical data for any product candidate, including a second adequate and well-controlled clinical trial.
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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our proprietary EEV Platform, which leverages a novel and unproven approach. While we have observed favorable preclinical study results based on our EEV Platform, we have not yet succeeded and may not succeed in demonstrating sufficient efficacy and safety to enable the approval of any therapeutic candidates that are based on our EEV Platform as a result of our clinical trials or obtain marketing approval thereafter. Our lead therapeutic candidates, with the exception of ENTR-601-44, ENTR-601-45, ENTR-601-50 and our partnered candidate VX-670, but including ENTR-601-51, have yet to receive authorization to initiate clinical trials and are in preclinical development or in the drug discovery stage. Our research methodology and novel approach to intracellular therapeutics may be unsuccessful in identifying additional therapeutic candidates, and any therapeutic candidates based on our EEV Platform may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the therapeutic candidates unmarketable or unlikely to receive marketing approval. Further, because many of our therapeutic candidates and development programs are based on our EEV Platform, adverse developments with respect to one of these programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.
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
From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim, preliminary or topline data from our clinical studies. Interim, topline or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, topline or interim data and final data could significantly harm our business prospects. This would include such adverse differences, should they occur, in connection with our recently-disclosed Cohort 1 topline data from the ENTR-601-44-201 trial.

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
•our collaborators’ business or operations could be disrupted due to reasons outside of our control, such as global health crises, macroeconomic conditions and geopolitical developments, evolving regulatory activities and policy changes under the current U.S. government, changes to rates of inflation and interest rates and uncertainty about economic and global stability, which could have an adverse impact on their development and commercialization efforts or the prospects of our collaboration; and
•collaboration agreements may not lead to development or commercialization of therapeutic candidates in the most efficient manner or at all.
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

For example, we will have limited influence and control over the development and commercialization activities of Vertex in the development and commercialization of VX-670 or certain other product candidates. On May 4, 2026, Vertex announced that the company continues to enroll and dose the MAD portion of the GALILEO global Phase 1/2 clinical trial of VX-670 in people with DM1; the study is assessing both safety and efficacy. Vertex is on track to complete enrollment and dosing in the trial and share results in the second half of 2026. Vertex’s development and commercialization activities may adversely impact our own efforts. Failure by Vertex to meet its obligations under the Vertex Agreement, to apply sufficient efforts at developing and commercializing collaboration products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations. In addition, to the extent we rely on Vertex to commercialize any products upon obtaining regulatory approval, we may receive less revenue than if we commercialized these products ourselves, which could materially harm our prospects.
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

The regulations that govern regulatory approvals, pricing and reimbursement for new products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a therapeutic candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the therapeutic candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the therapeutic candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more therapeutic candidates, even if our therapeutic candidates obtain marketing approval. For more information, please see the section titled “Business — Government Regulation — Coverage, Pricing and Reimbursement” included in our Annual Report.
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

Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Nippon, which is in a Phase 2 clinical trial for patients amenable to exon 44 skipping in Japan, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Avidity Biosciences, Inc. (“Avidity”), which is a fully owned subsidiary of Novartis, announced the intention to file a BLA seeking accelerated approval in the first half of 2026 and the initiation of a Phase 3 trial in 2026 with an antibody oligonucleotide conjugate for exon 44 ("del-zota"), and has similar programs for patients amenable to exon 45, and exon 51 skipping in preclinical development, Wave Life Sciences Ltd., which is clinically evaluating WVE-N531, a splicing clinical candidate that is designed to target exon 53 within the dystrophin gene, Dyne Therapeutics, Inc. (“Dyne”), which is pursuing antibody fragment-oligonucleotide conjugates for exons 44, 45, 51 (clinical candidate DYNE-251), and 53, and BioMarin Pharmaceutical Inc., which is in clinical development with BMN 351, an antisense oligonucleotide therapy for exon 51. In addition, several companies are developing gene therapies to treat DMD, including Solid Biosciences Inc. (SGT-003), and REGENXBIO (RGX-202). We are also aware of several companies targeting gene editing and non-dystrophin mechanisms for the treatment of DMD.

We expect to face competition alongside our partner from existing products and products in development for each of our therapeutic candidates. There are currently no approved therapies to treat the underlying cause of DM1. Therapeutic candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; "Del-desiran", an antibody linked siRNA in clinical development by Avidity; Zeleciment Basivarsen, an antibody fragment conjugated to an ASO targeting DM1 protein kinase knockdown in clinical development by Dyne; EDODM1, a linear peptide conjugated to a PMO targeting CUG repeats in clinical development by PepGen, Inc.; an siRNA conjugate, SRP-1003, targeting DMPK knockdown, which is in development by Sarepta, licensed from Arrowhead Pharmaceuticals, with recently announced preliminary data from it's Phase 1/2 clinical trial; a small molecule targeting GTG repeats in preclinical development by Design Therapeutics, Inc.; and small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our therapeutics. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our therapeutic candidates, if any, may be. It is also possible that additional governmental action is taken in response to pandemics or global health crises. For more information, please see the section titled “Business — Government Regulation — Healthcare Reform” included in our Annual Report.
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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, defending against any such actions can be costly and time-consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected. For more information, please see the section titled “Business — Government Regulation — Healthcare Law and Regulation” included in our Annual Report.
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

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our therapeutic programs, eventual therapeutic candidates, and proprietary technologies. For example, we currently have a license from OSIF, an affiliate of The Ohio State University (“OSU”) to certain patent rights and know-how of OSU. Our license agreement with OSIF imposes, and we expect that any future license agreement will impose, specified diligence, milestone payments, royalty payments, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. These milestone payments, and other payments associated with the license, will make it less profitable for us to develop and potentially commercialize our therapeutic candidate. If this agreement is terminated, we could lose intellectual property rights that may be important to our business, potentially be liable for damages to the licensor or potentially be prevented from developing and commercializing our therapeutic candidate. Termination of the agreement or reduction or elimination of our rights under the agreement may also potentially result in us being required to negotiate a new or reinstated agreement with less favorable terms, and it is possible that we may be unable to obtain any such additional license at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to spend time and resources to redesign our therapeutic candidate or the method for manufacturing it or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. For more information on the terms of the license agreement with OSIF, please see the section titled “Business — Intellectual property — License Agreement with The Ohio State University” and “Note 10, Commitments and Contingencies" to our consolidated financial statements included in our Annual Report.

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

Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. In December 2025, the European Commission adopted a decision to extend the validity of the UK adequacy decision for six years until December 2031, determining that the UK continues to offer a level of data protection that is “essentially equivalent” to the EU standards. This follows the UK’s adoption of the Data (Use and Access) Act 2025 (the “DUAA”) on June 19, 2025. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK Government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.

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

In the U.S., the regulatory environment for AI is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. If we develop or use AI systems that are governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through an executive order issued December 11, 2025 titled “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts.

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
Our failure or perceived failure to achieve our corporate sustainability goals or maintain corporate sustainability practices that meet evolving stakeholder expectations could adversely affect us.
Our ability to achieve published corporate sustainability goals and commitments is subject to numerous factors both within and outside of our control. Our failure or perceived failure to achieve our corporate sustainability goals or maintain corporate sustainability practices that meet stakeholder expectations or regulatory requirements could harm our reputation, adversely impact our ability to attract and retain employees or customers and expose us to increased scrutiny from the investment community, regulatory authorities and others or subject us to liability. Our reputation also may be harmed by the perceptions that our customers, employees and other stakeholders have about our action or inaction on corporate sustainability issues. In addition, the increasing prevalence of corporate sustainability laws and regulations across the jurisdictions in which we operate may increase compliance risks and costs and, together with differing views on the appropriate role of sustainability practices and disclosures, may subject us to greater stakeholder scrutiny. Any potential damage to our reputation or loss of brand equity may adversely impact our business.
Unstable market and global economic conditions, political instability and geopolitical events may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. For example, inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our business could also be impacted by volatility caused by geopolitical events within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in the U.S. federal policy that affect the geopolitical landscape and ongoing military conflicts, such as the recent conflict in Iran, as well as ongoing conflicts in Ukraine and in the Middle East. Although the length and impact of the ongoing military conflicts is highly unpredictable, the ongoing conflicts between Russia and Ukraine, the U.S. and Iran, and in the Middle East have led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which contributed to record inflation globally. We are continuing to monitor inflation, the situations in Ukraine and the Middle East and global capital markets and assessing their potential impact on our business, including the impact on the supply chains we rely on for the manufacture of our product and product candidates and related raw materials. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Additionally, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, on October 1, 2025, the U.S. federal government shutdown through November 12, 2025, suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If we experience another prolonged government shutdown, it could result in increased uncertainty and volatility in the global economy and financial markets which could have a material adverse effect on our business. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur, including as a result of heightened geopolitical tensions or increasing concerns regarding a potential global recession. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

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
Our business is affected by macroeconomic conditions, including inflationary pressure, tariffs, interest rates and supply chain constraints.
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
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 65% of our outstanding voting stock as of March 31, 2026. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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

We do not have any committed external source of funds or other support for our development and commercialization efforts, and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, including potentially through our at-the-market offering program, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Any future debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.
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

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise at the FDA, the SEC and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported by some in the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2026 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").
Recent Sales of Unregistered Equity Securities
None.
Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2026, our officers and directors took the following actions with respect to 10b5-1 trading arrangements:

Trading Arrangement
Name (Title)	Action	Date	Type of Trading Arrangement	Nature of Trading Arrangement	Aggregate Maximum Number of Shares that may be Sold	Expiration Date
Natarajan Sethuraman (President of Research and Development)	Adopt	3/2/2026	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company's common stock pursuant to the terms of the plan	120,879(1)	5/31/2027
Kory Wentworth (Chief Financial Officer)	Adopt	3/11/2026	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company's common stock pursuant to the terms of the plan	44,356(1)	6/1/2027
Dipal Doshi (Chief Executive Officer)	Adopt	3/13/2026	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company's common stock pursuant to the terms of the plan	12,000(2)	6/1/2027
(1)For purposes of this disclosure, the shares included in this table reflect the aggregate maximum number of shares that may be sold under the 10b5-1 trading arrangements. These 10b5-1 trading arrangements cover RSUs, shares underlying stock options exercisable and shares held by the officers. The actual number of shares that may be sold under the 10b5-1 trading arrangements will be calculated as RSU vesting to satisfy tax withholding obligations pursuant to the Company’s non-discretionary sell-to-cover requirement occurs.

(2)For purposes of this disclosure, the shares included in this table reflect the aggregate maximum number of shares that may be sold under the 10b5-1 trading arrangement.

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
Date: May 7, 2026

ENTRADA THERAPEUTICS, INC.

By:	/s/ Dipal Doshi
Name:	Dipal Doshi
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Kory Wentworth
Name:	Kory Wentworth
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)