Form 10-Q
period 2026-06-30
Entrada Therapeutics, Inc.
filed 2026-08-05
CIK 1689375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, the registrant had 38,936,669 shares of common stock, $0.0001 par value per share, outstanding.

We own various U.S. federal trademark applications and unregistered trademarks, including our company name and logo, that we use in connection with the operation of our business. This Quarterly Report on Form 10-Q ("Quarterly Report") may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Our use or display of third parties' trademarks, service marks, trade names or products in this Quarterly Report is not intended to, and does not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks and trade names referred to in this Quarterly Report may appear without the ®, TM or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner of these trademarks, service marks and trade names will not assert, to the fullest extent under applicable law, its rights.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are based on our management's current beliefs, expectations and assumptions about future events, conditions and results and on information currently available to us.

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
•other risks and uncertainties, including those listed under the caption "Risk Factors."
In some cases, you can identify forward-looking statements by terminology such as "may," "might," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "seek," "predict," "future," "project," "potential," "continue," "target," "contemplate," "possible," "can," or the negative of these terms or other comparable terminology, and similar expressions, although not all forward-looking statements contain these identifying words. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled "Risk Factors" and elsewhere in this Quarterly Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the Securities and Exchange Commission thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

This Quarterly Report contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All of the summaries are qualified in their entirety by the actual documents. Copies of some of the documents referred to herein have been filed as exhibits to this Quarterly Report. Unless the context otherwise requires, reference in this Quarterly Report to the terms "Entrada," "Entrada Therapeutics," "the Company," "we," "us," "our," and similar designations refer to Entrada Therapeutics, Inc. and, where appropriate, our wholly-owned subsidiary.

SUMMARY OF MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties and are subject to change based on various factors, including those highlighted in the section entitled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report"). These risks include, but are not limited to, the following:
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
•Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead therapeutic candidates, ENTR-601-44 and ENTR-601-45, as well as ENTR-601-50, ENTR-601-51, ENTR-801 and our partnered candidate VX-670. Delay or failure to advance programs or modalities, including ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, ENTR-801 and VX-670 could adversely impact our business.
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
•Our approach to the discovery and development of therapeutic candidates that are based on our EEV platform ("EEV Platform") is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our therapeutic candidates or render our EEV Platform obsolete.
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$99,280	$90,394
Marketable securities	123,725	205,304
Restricted cash, current portion	—	658
Collaboration receivable	816	1,177
Prepaid expenses and other current assets	8,883	8,719
Total current assets	232,704	306,252
Property and equipment, net	5,722	7,313
Restricted cash	3,292	3,292
Right-of-use assets, operating leases	57,041	60,451
Other non-current assets	118	70
Total assets	$298,877	$377,378
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,746	$2,289
Accrued expenses and other current liabilities	13,003	17,682
Operating lease obligations, current portion	4,449	4,138
Deferred revenue	173	342
Total current liabilities	21,371	24,451
Operating lease obligations, net of current portion	44,095	46,794
Total liabilities	65,466	71,245
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, par value $0.0001; 150,000,000 shares authorized; 38,936,669 shares issued and outstanding as of June 30, 2026; and 38,284,221 shares issued and outstanding as of December 31, 2025	4	4
Additional paid‑in capital	588,915	578,571
Accumulated other comprehensive income	66	652
Accumulated deficit	(355,574)	(273,094)
Total stockholders' equity	233,411	306,133
Total liabilities and stockholders' equity	$298,877	$377,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$898	$1,950	$1,773	$22,508
Operating expenses:
Research and development	35,369	37,877	68,423	69,951
General and administrative	10,492	10,922	20,616	21,196
Total operating expenses	45,861	48,799	89,039	91,147
Loss from operations	(44,963)	(46,849)	(87,266)	(68,639)
Other income:
Interest and other income	2,235	3,924	4,859	8,365
Total other income	2,235	3,924	4,859	8,365
Loss before provision for income taxes	(42,728)	(42,925)	(82,407)	(60,274)
Provision for income taxes	35	178	73	178
Net loss	$(42,763)	$(43,103)	$(82,480)	$(60,452)
Net loss per share, basic and diluted	$(1.01)	$(1.04)	$(1.96)	$(1.47)
Weighted‑average common shares outstanding, basic and diluted	42,221,665	41,338,752	42,030,035	41,206,974
Other comprehensive (loss) gain
Unrealized (loss) gain on marketable securities	(180)	(37)	(586)	443
Total other comprehensive (loss) gain	(180)	(37)	(586)	443
Total comprehensive loss	$(42,943)	$(43,140)	$(83,066)	$(60,009)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2025	38,284,221	$4	$578,571	$652	$(273,094)	$306,133
Issuance of common stock upon exercise of stock options	10,104	—	100	—	—	100
Vesting of restricted stock units	526,291	—	—	—	—	—
Stock‑based compensation	—	—	4,744	—	—	4,744
Other comprehensive loss	—	—	—	(406)	—	(406)
Net loss	—	—	—	—	(39,717)	(39,717)
Balances at March 31, 2026	38,820,616	$4	$583,415	$246	$(312,811)	$270,854
Issuance of common stock upon exercise of stock options	16,923	$—	$30	$—	$—	$30
Vesting of restricted stock units	41,979	$—	$—	$—	$—	$—
Purchase of common stock under the employee stock purchase plan	57,151	$—	$320	$—	$—	$320
Stock-based compensation	—	$—	$5,150	$—	$—	$5,150
Other comprehensive loss	—	$—	$—	$(180)	$—	$(180)
Net loss	—	$—	$—	$—	$(42,763)	$(42,763)
Balances at June 30, 2026	38,936,669	$4	$588,915	$66	$(355,574)	$233,411

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2024	37,574,538	$4	$558,061	$(43)	$(129,344)	$428,678
Issuance of common stock upon exercise of stock options	40,984	—	350	—	—	350
Vesting of early exercised options	1,676	—	14	—	—	14
Vesting of restricted stock units	325,085	—	—	—	—	—
Stock‑based compensation	—	—	5,087	—	—	5,087
Other comprehensive income	—	—	—	480	—	480
Net loss	—	—	—	—	(17,349)	(17,349)
Balances at March 31, 2025	37,942,283	$4	$563,512	$437	$(146,693)	$417,260
Issuance of common stock upon exercise of stock options	12,106	$—	$20	$—	$—	$20
Vesting of restricted stock units	29,163	$—	$—	$—	$—	$—
Purchase of common stock under the employee stock purchase plan	50,418	$—	$317	$—	$—	$317
Stock-based compensation	—	$—	$5,048	$—	$—	$5,048
Other comprehensive income	—	$—	$—	$(37)	$—	$(37)
Net loss	—	$—	$—	$—	$(43,103)	$(43,103)
Balances at June 30, 2025	38,033,970	$4	$568,897	$400	$(189,796)	$379,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(82,480)	$(60,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,646	1,980
Stock‑based compensation expense	9,894	10,135
Amortization/(accretion) of marketable securities	(998)	(2,299)
Changes in operating assets and liabilities:
Collaboration receivable	361	2,500
Prepaid expenses and other current assets	(164)	2,407
Right-of-use assets, operating leases	3,410	5,439
Other non-current assets	(48)	85
Accounts payable	1,457	(2,231)
Accrued expenses and other current liabilities	(4,679)	(1,145)
Income tax payable	—	(667)
Operating lease liabilities	(2,388)	(4,464)
Deferred revenue	(169)	(19,284)
Net cash used in operating activities	(74,158)	(67,996)
Cash flows from investing activities:
Purchases of property and equipment	(55)	(1,419)
Purchases of marketable securities	(15,750)	(96,574)
Maturities of marketable securities	97,741	136,573
Net cash provided by investing activities	81,936	38,580
Cash flows from financing activities:
Proceeds from exercise of stock options	130	370
Proceeds from issuance of common stock under the employee stock purchase plan	320	317
Net cash provided by financing activities	450	687
Net increase (decrease) in cash, cash equivalents and restricted cash	8,228	(28,729)
Cash, cash equivalents, and restricted cash at beginning of period	94,344	105,161
Cash, cash equivalents, and restricted cash at end of period	$102,572	$76,432
Supplemental cash flow disclosures:
Vesting of options early exercised subject to repurchase	$—	$14
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
Liquidity and Capital Resources
Since its inception, the Company has devoted substantially all of its resources to its research and development efforts relating to its proprietary, highly versatile and modular EEV platform ("EEV Platform"), advancing development of its portfolio of programs and general and administrative support for these operations, including raising capital. The Company is subject to risks and uncertainties common to earlier-stage companies in the biotechnology industry, including, but not limited to, technical risks associated with the successful research, development and manufacturing of therapeutic candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations. Therapeutic candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company's product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.
In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Since its inception, the Company has incurred significant net losses. As of June 30, 2026, the Company had an accumulated deficit of $355.6 million. To date, the Company has funded its operations primarily through the sale of equity securities and collaboration payments. Other than the recognition of revenue related to collaboration payments, the Company expects to continue to generate operating losses and negative operating cash flows for the foreseeable future.
The Company expects that its cash, cash equivalents and marketable securities of $223.0 million as of June 30, 2026 will be sufficient to fund its operations and capital expenditure requirements for the next 12 months from the date of issuance of these condensed consolidated financial statements. The Company will need additional financing to pursue its business strategy and may pursue additional cash resources through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing, or other arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed or on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company's financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
2. Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the "SEC") on February 26, 2026 (the "Annual Report"), except as described below.
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted, as is permitted by GAAP. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company's financial position as of June 30, 2026 and December 31, 2025, and results of operations for the interim periods ended June 30, 2026 and 2025.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. In particular, the standard will require more detailed information in the income tax rate reconciliation, as well as the disclosure of income taxes paid disaggregated by jurisdiction, among other enhancements. The standard is effective for annual reporting periods beginning after December 15, 2024 for public business entities ("PBEs") and for annual reporting periods beginning after December 15, 2025 for all other entities. Early adoption is permitted. The Company has availed itself of the extended transition period afforded to EGCs and will adopt this ASU in connection with filing its 2026 annual financial statements. The Company is currently evaluating the impact of the standard on its disclosures.
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
3. Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. At June 30, 2026 and December 31, 2025, cash and cash equivalents include standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries.
As of June 30, 2026 and December 31, 2025, restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company's lease of its corporate facilities located at One Design Center Place, Boston, Massachusetts. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$99,280	$90,394
Restricted cash, current portion	—	658
Restricted cash, net of current portion	3,292	3,292
Total cash, cash equivalents and restricted cash	$102,572	$94,344
4. Marketable Securities

The following are summaries of the Company's marketable securities at June 30, 2026 and December 31, 2025 (in thousands).

	As of June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$110,709	$67	$(23)	$110,753
Corporate debt securities	4,961	2	—	4,963
Total securities with a maturity of one year or less	$115,670	$69	$(23)	$115,716

U.S. government agency securities and treasuries	7,989	20	—	8,009
Total securities with a maturity of more than one year	$7,989	$20	$—	$8,009
Total marketable securities	$123,659	$89	$(23)	$123,725

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$179,958	$494	$—	$180,452
Corporate debt securities	11,775	5	—	11,780
Total securities with a maturity of one year or less	$191,733	$499	$—	$192,232

U.S. government agency securities and treasuries	7,985	133	—	8,118
Corporate debt securities	4,934	20	—	4,954
Total securities with a maturity of more than one year	$12,919	$153	$—	$13,072
Total marketable securities	$204,652	$652	$—	$205,304

As of June 30, 2026, the Company had 6 marketable securities with a total fair market value of $33.7 million in an unrealized loss position. All of the Company's investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss). The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities as available for sale.

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

As of June 30, 2026 and December 31, 2025, $0.9 million and $1.4 million, respectively, of accrued interest receivable was included in prepaid expenses and other current assets.

5. Fair Value Measurements
The following tables present the Company's fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$98,780	$—	$—	$98,780
Marketable securities:
U.S. government agency securities and treasuries	—	118,762	—	118,762
Corporate bonds	—	4,963	—	4,963
Total	$98,780	$123,725	$—	$222,505

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$89,894	$—	$—	$89,894
Marketable securities:
U.S. government agency securities and treasuries	—	188,570	—	188,570
Corporate bonds	—	16,734	—	16,734
Total	$89,894	$205,304	$—	$295,198
(1)The cash equivalent amounts above do not include $0.5 million and $0.5 million of cash related to checking accounts included in cash and cash equivalents as of June 30, 2026 and December 31, 2025, respectively. These amounts are excluded as no valuation is needed for cash in checking accounts.
Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. The Company measures its debt securities at fair value on a recurring basis using inputs that are observable or can be corroborated by observable market data and classifies those instruments within Level 2 of the fair value hierarchy.
6. Property and Equipment, Net
Property and equipment, net consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Laboratory equipment	$13,584	$14,428
Furniture and fixtures	2,223	2,223
Computer equipment	409	409
Leasehold improvements	187	187
Property and equipment, gross	16,403	17,247
Less: accumulated depreciation	(10,681)	(9,934)
Property and equipment, net	$5,722	$7,313
Depreciation expense for the three months ended June 30, 2026 and 2025 was $0.8 million and $1.1 million, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $1.6 million and $2.0 million, respectively.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Employee compensation and benefits	$4,622	$8,045
External research and development expenses	7,184	8,048
General and administrative professional service expenses	525	415
Other	672	1,174
Total accrued expenses and other current liabilities	$13,003	$17,682
8. Common Stock and Preferred Stock
Common Stock
As of June 30, 2026 and December 31, 2025, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share.

As of both June 30, 2026 and December 31, 2025, there were pre-funded warrants outstanding to purchase 3,367,000 shares of common stock, with an exercise price of $0.0001 per share (the "Pre-Funded Warrants"). The Pre-Funded Warrants do not expire and are exercisable at any time, subject to certain ownership limitations. The Company classified the Pre-Funded Warrants as a component of permanent stockholders' equity within additional paid-in capital, and they were recorded at the issuance date at fair value.
In November 2025, the Company entered into a sales agreement (the "Sales Agreement"), with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC), acting as the Company's agent and/or principal (the "Sales Agent"), with respect to an "at the market offering" program under which the Company may, from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. During the three months ended June 30, 2026, there have been no sales of common stock pursuant to the Sales Agreement.
Shares Reserved for Future Issuance
The Company has reserved the following shares of common stock for future issuance as of:

	June 30, 2026	December 31, 2025
Exercise of outstanding stock options	6,768,248	5,960,989
Vesting of outstanding restricted stock units	2,879,685	2,284,277
Vesting of outstanding performance stock units	215,000	438,500
Future awards under the 2021 Stock Option and Incentive Plan	1,163,233	1,383,679
Future awards under the 2021 Employee Stock Purchase Plan	1,755,292	1,429,601
Future awards under the 2025 Inducement Plan	541,730	79,380
Total shares of authorized common stock reserved for future issuance	13,323,188	11,576,426
Preferred Stock
As of June 30, 2026 and December 31, 2025, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share, in one or more series and to fix the rights, preferences, privileges and restrictions thereof. As of June 30, 2026 and December 31, 2025, there were no shares of undesignated preferred stock issued or outstanding.

9. Stock-Based Compensation
Stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses	$2,350	$2,141	$4,540	$4,507
General and administrative expenses	2,800	2,907	5,354	5,628
Total	$5,150	$5,048	$9,894	$10,135
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted during the six months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Risk‑free interest rate	3.68%	4.04%
Expected volatility	85%	78%
Expected dividend yield	—	—
Expected term (in years)	6.01	6.00
Stock Options
The following table summarizes the Company's stock option activity during the six months ended June 30, 2026:

	Number of Shares	Weighted‑ Average Exercise Price

Outstanding as of December 31, 2025	5,960,989	$11.73
Granted	883,600	11.16
Exercised	(27,027)	4.83
Forfeited	(49,314)	13.71
Outstanding as of June 30, 2026	6,768,248	$11.67
Exercisable as of June 30, 2026	4,932,674	$11.64

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2026 and 2025 was $8.18 per share and $7.90 per share, respectively. As of June 30, 2026, there was $14.2 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.8 years.
Restricted Stock Units
During the six months ended June 30, 2026, restricted stock units ("RSUs") were granted to employees with vesting conditions based on continued service over time. Accordingly, stock-based compensation expense for such awards is recognized using a straight-line attribution model over the vesting term of each RSU. The fair value of each RSU is based on the closing price of the Company's common stock on the date of grant.

A summary of restricted stock activity during the six months ended June 30, 2026 is as follows:

	Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested as of December 31, 2025	2,284,277	$12.76
Granted	1,229,730	$11.28
Vested	(568,270)	$12.78
Forfeited	(66,052)	$13.06
Unvested as of June 30, 2026	2,879,685	$12.12
As of June 30, 2026, there was $29.6 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 2.7 years.
Performance Stock Units
As of June 30, 2026 and December 31, 2025, there were 215,000 and 438,500 performance stock units ("PSUs") outstanding, respectively. The PSUs will vest upon achievement of certain clinical milestones and continued employment thereafter.
As of June 30, 2026, no PSUs have vested and no stock-based compensation expense has been recognized as the performance condition was not deemed probable. As of June 30, 2026, there was $3.2 million of unrecognized stock-based compensation expense related to unvested PSUs.
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

There were no significant income tax provisions or benefits recorded for the three and six months ended June 30, 2026 and 2025.
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
12. Collaboration and License Agreements
Vertex Agreement

The Company and Vertex closed their Strategic Collaboration and License Agreement in February 2023, as amended in October 2023 (the "Vertex Agreement"), pursuant to which the Company granted Vertex an exclusive worldwide license to research, develop, manufacture and commercialize VX-670, the Company's intracellular EEV-based therapeutic candidate for the treatment of myotonic dystrophy type 1 ("DM1"), as well as any additional EEV-based therapeutic candidates that may be identified by the Company for the potential treatment of DM1 in the course of the parties' global research collaboration.

The Vertex Agreement provides for a four-year global research collaboration under which Entrada will continue to perform preclinical development of the Company's partnered candidate VX-670, as well as work on additional EEV-

based therapeutic candidates for the potential treatment of DM1 (the "Research Plan"). Vertex is obligated to reimburse the Company's research expenses incurred in performing activities under the Research Plan.

The Company determined that the Vertex Agreement contains two performance obligations: (1) the combination of the exclusive license and the performance of the research activities for VX-670 ("Performance Obligation One") and (2) research activities performed on additional EEV-based therapeutic candidates for the potential treatment of DM1 ("Performance Obligation Two"). As of June 30, 2026, Performance Obligation One is complete and the Company continues to perform research activities for Performance Obligation Two.

During the three months ended June 30, 2026, the Company recognized $0.9 million in revenue under the Vertex Agreement, including $0.8 million of cost reimbursements and $0.1 million from amounts that were recorded in deferred revenue as of December 31, 2025. During the six months ended June 30, 2026, the Company recognized $1.8 million in revenue under the Vertex Agreement, including $1.6 million of cost reimbursements and $0.2 million from amounts that were recorded in deferred revenue as of December 31, 2025.

During the three months ended June 30, 2025, the Company recognized $2.0 million of revenue under the Vertex Agreement, including $1.2 million of cost reimbursements and $0.8 million from amounts recorded in deferred revenue as of December 31, 2024. During the six months ended June 30, 2025, the Company recognized $22.5 million of revenue under the Vertex Agreement, including $2.8 million of cost reimbursements and $19.7 million from amounts recorded in deferred revenue as of December 31, 2024.

The aggregate amount of the transaction price allocated to the Company's unsatisfied performance obligation recorded in deferred revenue at June 30, 2026 is $0.2 million. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining term of the Research Plan.
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
The following table illustrates the determination of basic and diluted net loss per share for each period presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(42,763)	$(43,103)	$(82,480)	$(60,452)
Denominator:
Weighted‑average common shares outstanding, basic and diluted	42,221,665	41,338,752	42,030,035	41,206,974

Net loss per share, basic and diluted	$(1.01)	$(1.04)	$(1.96)	$(1.47)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unvested restricted stock units	2,879,685	2,484,038	2,879,685	2,484,038
Unvested performance stock units	215,000	438,500	215,000	438,500
Stock options to purchase common stock	6,768,248	6,008,644	6,768,248	6,008,644
	9,862,933	8,931,182	9,862,933	8,931,182

14. Segment Information

The Company manages its operations as a single segment. The Company's Chief Operating Decision Maker ("CODM"), its Chief Executive Officer, manages the Company's operations on a consolidated basis for the purposes of assessing performance and making operating decisions. The segment measure of profit or loss is consolidated net (loss) income.

The following table presents selected financial information with respect to the Company's single operating segment for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$898	$1,950	$1,773	$22,508
Less:
Research and development expenses
Direct research and development expenses
ENTR-601-44	7,213	4,446	11,968	9,180
ENTR-601-45	3,029	4,576	6,631	7,435
ENTR-601-50	1,727	2,040	3,096	2,732
ENTR-601-51	1,260	2,855	3,597	3,681
DMD franchise-wide(1)	3,486	1,712	5,225	1,712
Collaboration services	301	527	535	1,403
Ocular programs	649	542	1,110	812
Other preclinical and discovery	406	682	1,006	1,669
Unallocated research and development expenses
Personnel related (including stock-based compensation)	11,795	13,231	23,837	25,987
Facility related and other	5,503	7,266	11,418	15,340
Total research and development expenses	35,369	37,877	68,423	69,951
General and administrative expenses	10,492	10,922	20,616	21,196
Interest and other income	2,235	3,924	4,859	8,365
Provision for (benefit from) income taxes	35	178	73	178
Net (loss) income	$(42,763)	$(43,103)	$(82,480)	$(60,452)
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and the audited financial information and the notes thereto included in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the "SEC") on February 26, 2026 ("Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. You should carefully read the "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" sections of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements contained in the following discussion and analysis.
Overview

We are a clinical-stage biopharmaceutical company aiming to transform the lives of patients by establishing a new class of medicines that engage intracellular targets that have long been considered inaccessible. Through proprietary, versatile and modular approaches, we are advancing a robust development portfolio of genetic medicines for the potential treatment of neuromuscular and inherited retinal diseases, among others. In 2026, we have been actively progressing our ELEVATE-44 and ELEVATE-45 clinical trials. In addition, our VX-670 partnership with Vertex Pharmaceuticals Incorporated ("Vertex") continues to progress, with Vertex on track to share results during the second half of this year. In addition to the ELEVATE-44-201 Cohort 1 results included in this Quarterly Report, we anticipate reporting additional ELEVATE-44-201 Cohort 1 open-label data by the end of 2026 and topline results from the second cohort of our ELEVATE-44-201 trial in the first quarter of 2027. We expect to report our Cohort 1 ELEVATE-45-201 multiple ascending dose ("MAD") data in October 2026. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $223.0 million. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of June 30, 2026 will be sufficient to fund our operations into the third quarter of 2027.

Clinical-Stage Development Pipeline:

Entrada continues to advance multiple clinical programs in people living with Duchenne muscular dystrophy ("DMD") in the United Kingdom ("UK"), European Union ("EU") and United States ("U.S."). In 2026, we have four clinical-stage programs in our DMD franchise (ENTR-601-44, ENTR-601-45, ENTR-601-50 and ENTR-601-51, which has completed IND-enabling studies but has not yet filed a regulatory application). When combined, we estimate that there are over 11,500 patients in the U.S. and Europe that carry mutations amenable to Entrada's current exon skipping programs. Complementing the ongoing clinical progress of the DMD franchise is the myotonic dystrophy type 1 ("DM1") partnership with Vertex ("VX-670"). Each of these programs utilize the same endosomal escape vehicle, and as such, we anticipate initial data readouts from any one of the candidate clinical trials to provide critical insights for the rest.

ELEVATE-44-201: The Company completed Cohort 1 (dosing at 6 mg/kg) of the global Phase 1/2 MAD portion of the clinical study of ENTR-601-44 in ambulatory patients living with DMD who are amenable to exon 44 skipping. Previously announced data from Cohort 1 achieved the primary objective of favorable safety and tolerability, while also demonstrating (post hoc analysis) significant improvements in functional benefit as measured by change in Time to Rise ("TTR") and Time to Rise velocity ("TTRV") from baseline, versus placebo. All eight of the previously-treated and placebo patients have now transitioned to the 6-dose open-label period of the study, which is on track to report data by the end of 2026. A continuation of safety and functional benefit in this portion of the study would strengthen the competitive profile of the program. Enrollment is complete for Cohort 2 of the global Phase 1/2 MAD portion of the study at the increased dose of 12 mg/kg, and we expect to report topline results including safety, exon skipping, dystrophin and functional readouts in the first quarter of 2027. Data from Cohort 3 (up to 18 mg/kg) will follow, if needed. Based on a combination of non-clinical data, healthy volunteer data and Cohort 1 patient data, we anticipate seeing an increase in dystrophin as we increase dosing amounts in the second and third cohorts. We also intend to open an expansion cohort to increase the number of participants treated in the ELEVATE-44-201 study, as this study has been designed to support an accelerated approval in the U.S. Separately, the U.S. Food and Drug Administration ("FDA") granted Rare Pediatric Disease Designation to ENTR-601-44.

ELEVATE-44-102: The Company believes this clinical trial, in the underserved adult patient population, would be best to initiate at the highest advisable starting dose in patients with advanced disease. Following a review of safety, pharmacokinetic and pharmacodynamic data from Cohort 1 of the ELEVATE-44-201 study in the U.K and EU, we plan to re-engage with the FDA to discuss increasing the planned starting dose in this clinical study. The Company will provide an update on clinical study design and timing following interactions with the FDA.

ELEVATE-45-201: The Company has completed enrollment and dosing of Cohort 1 of the global Phase 1/2 MAD portion of the clinical study of ENTR-601-45 in ambulatory patients living with DMD who are amenable to exon 45 skipping. The Company expects to report data from Cohort 1 (5 mg/kg) in October 2026. All participants from Cohort 1 have transitioned into the open-label, Phase 2 portion of the study. Cohort 2 is dosing at 10 mg/kg and is ongoing. Data from Cohort 2 is expected in the first half of 2027, and data from Cohort 3 (up to 15 mg/kg) will follow, if needed. The proposed ELEVATE-45-201 clinical trial design and dosing regimen is similar to ELEVATE-44-201, incorporating a MAD Phase 1 portion, a 6 dose open-label Phase 2 portion and an expansion cohort. We expect ENTR-601-45 to be both best in class and to be the first PMO-conjugate to generate clinically meaningful data in a population where only low single digit competitive dystrophin production has been observed to date.

ELEVATE-LTE: A Long Term Extension (LTE) platform study protocol (ENTR-DMD-202) was accepted by U.K. and European authorities. This is a phase 2, open-label long-term extension study in participants with Duchenne muscular dystrophy amenable to exon skipping to assess the long-term safety, tolerability, pharmacokinetics, and efficacy of endosomal escape vehicle phosphorodiamidate morpholino oligomer platform products which will enable continued access to drug for study participants while collecting longer-term safety and efficacy data, including functional measures.

ELEVATE-50-201 and ENTR-601-51: We expect to submit additional regulatory applications following a review of data from the ongoing trials of our lead programs. We are evaluating a variety of options to optimize clinical study execution, and we expect to provide more specific timeline guidance as the new strategy is finalized.

VX-670: Vertex has completed enrollment and continues dosing in the MAD portion of the GALILEO global Phase 1/2 clinical trial of VX-670 in people with DM1. The study is assessing safety and preliminary efficacy, including change from baseline in the splicing index and other endpoints evaluating muscle function and strength. Vertex is on track to complete dosing and report results in the second half of 2026.

Expanding Preclinical Pipeline:

The Company has advanced two ocular programs into lead optimization for the potential treatment of inherited retinal diseases. Both programs are novel oligonucleotide-based therapeutics with the potential to address areas of high unmet need. In December 2025, Entrada announced its first ocular clinical candidate, ENTR-801, for the potential treatment of Usher syndrome type 2A ("USH2A"). The Company plans to announce a second clinical candidate in ocular diseases in the second half of 2026 and continues to explore novel targets to address both rare and more common retinal conditions. From a strategic point of view, progress in a new therapeutic area enables portfolio diversification in the form of tissue type, route of administration and regulatory pathway. At the same time, however, as in our neuromuscular franchise, initial targets are selected based on well-understood biology, significant unmet need, translational clarity and the potential to differentiate based on our proprietary technologies and capabilities.

ENTR-801: The Company's first ocular candidate is an optimized, proprietary oligonucleotide-based therapy for the potential treatment of a subgroup of patients with USH2A, who are amenable to exon 13 skipping. The clinical candidate was designed to restore functional usherin protein production with the goal of preserving photoreceptors (the light-sensing cells in the eye) to stabilize the overall retinal architecture and preserve function. ENTR-801 was selected from a library of 200 sequences based on its robust exon skipping and usherin protein production, as well as initial safety data in multiple animal models.

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

Functional Improvement

Meaningful and potentially differentiated early functional benefit was observed in Cohort 1. Results from these initial patients demonstrated a statistically significant improvement in mean TTR and TTR velocity in treated versus placebo patients (p<.05, post hoc analysis). Functional data is the ultimate goal for a DMD therapeutic, and we are pleased to have observed this benefit at its starting dose of 6 mg/kg.

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

TTR velocity is calculated as 1/TTR, expressed as rises/second. The measure is designed to reduce the impact of outliers and imputed data. The calculation handles the "unable to perform problem" if a patient cannot rise from the floor without external support by scoring that observation at zero avoiding arbitrary imputation. It dampens clinically meaningless scoring noise between visits and it compresses the long tail seen in readings and produces a distribution that's much closer to normal, which matters for parametric statistics.

TTR velocity is increasingly preferred as an approvable clinical endpoint in Phase 3 trials over alternatives, given its sensitivity, lower variability and limited outlier bias. There are several completed or ongoing Phase 3 clinical trials in DMD using this as the primary endpoint or as one of several primary endpoints. Currently, steroids are standard of care in DMD, because of their proven ability to impact function. As a reference, vamorolone (Santhera Therapeutics) is a corticosteroid approved in 2023 and indicated for the treatment of DMD in patients 2 years of age and older. In the vamorolone registrational trial, the primary endpoint was the change from baseline to Week 24 in TTR velocity at 6 mg/kg/day compared to placebo. In that study, the mean change from baseline was reported as 0.048 (rises/second) and was 0.06 versus placebo (and these remains the highest number published to date in a registrational trial).

Functional Improvement Results

Improvement in TTR and in TTRV was seen across the majority of treated participants, irrespective of age:
•Statistically significant TTR improvement versus placebo of 2.40 seconds
•Statistically significant TTRV improvement versus placebo of 0.09 rises per second

The mean change in TTR velocity in the study was 3.5 times higher than the Minimal Clinical Important Difference (MCID) in annual rate of change of timed function threshold (post hoc analysis) of 0.023 (literature derived), suggesting that ENTR-601-44 has the potential to change the trajectory of the disease at the lowest dose tested in the Phase 1/2 study.

Importantly, the change in TTR velocity was consistent and seen across the majority of patients, irrespective of their severity of disease. In addition, there was no observed correlation between age and TTR velocity, but there was a statistically significant correlation observed between the change from baseline in TTRV and change from baseline in MHC–normalized dystrophin levels. This suggests that dystrophin production may have crossed a critical threshold for functional improvement and that the functional benefit observed in Cohort 1 could represent a true drug related effect. Positive trends were seen in the treated patients' 10-meter walk/run assessments.

Discussion of Functional Improvement Results

An ideal treatment for DMD is regenerative – replacing damaged, dystrophic muscle with healthy muscle; This requires satellite cell correction which then promotes asymmetric differentiation.

The DMD challenge: Damage and impaired repair
•A lack of dystrophin not only leaves mature tissue prone to damage but also inhibits the body's repair mechanism; This "double hit" results in an inevitable decline in function as damaged tissues fail and are replaced with fat and fibrosis
•Satellite (stem) cells are responsible for muscle regeneration and a lack of dystrophin inhibits the proliferation and differentiation of these progenitor cells which in turn limits muscle repair

The significant unmet need in DMD: Muscle repair
•Competitive treatments target mature, damaged cells to slow decline but may not significantly or substantially promote repair via enhanced satellite cell proliferation and asymmetric division

•Biomarkers (Dystrophin, CK) will improve as damaged tissue is protected, but functional benefit is likely to come back slowly as the repair mechanism is still impaired
•Transferrin receptors are not expressed on quiescent satellite cells, preventing transferrin receptor mediated antibody uptake
•AAV-enabled gene therapies lack the ability to efficiently reach satellite cells, which limits response durability

We believe ENTR-601-44's ability to access the satellite cells is emerging as a competitive differentiator.
Upregulated dystrophin may be enabling the asymmetric division of satellite cells, which could in turn be responsible for the functional data signals seen at the starting dose of 6 mg/kg. DMD progression is driven by both muscle breakdown and impaired regeneration. It has been shown that satellite cells lacking dystrophin have an impaired ability to effectively proliferate, asymmetrically divide and differentiate when compared to healthy stem cells. We believe that enhanced satellite cell activity could result in the regeneration of healthy fibers and the stabilization of the overall muscle, which in turn would be expected to manifest in greater strength as measured by TTR velocity. Therefore we believe that dystrophin levels may have increased enough to cross a threshold and impact satellite cell proliferation and differentiation - enhancing the body's muscle repair mechanisms. If correct, at low drug candidate doses, as damaged muscle is replaced by healthy muscle tissue, the overall stability and strength of the muscle is expected to improve, potentially preceding traditional biomarkers such as creatine kinase (CK) that would be more sensitive to the stabilization of damaged muscle cells specifically. Over time, and at higher doses, those biomarkers would potentially then improve as damaged tissue is replaced by new tissue and as remaining damaged tissue is stabilized. The results observed from this initial dose level of ENTR-601-44, with room to go up to 18 mg/kg in later cohorts, may explain why improved TTR velocity was observed at the dystrophin levels reported in Cohort 1.

Clinical Trial Progress

All study participants in Cohort 1 have now progressed to the open-label, Phase 2 portion of the study, where they are receiving six additional doses of 6 mg/kg of ENTR-601-44. We believe that evidence of continued functional responses from this open-label period will further support the early suggestion of a potential drug related improvement in function. Additional study participants are now being dosed in Cohort 2, in which they will receive placebo or three doses of 12 mg/kg of ENTR-601-44. We expect topline safety and efficacy results from Cohort 2 in the first quarter of 2027.

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
We anticipate that our general and administrative expenses will increase in the future as we increase our headcount and expand our facilities to support our continued research activities and development of our programs and our EEV platform ("EEV Platform").
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest earned on our invested cash equivalents and marketable securities, gains and losses on disposal of fixed assets and gains and losses on foreign currency transactions.
Income Taxes
Provision for income tax expense (benefit) recorded in any interim period is based on the estimated effective tax rate for the fiscal year for those tax jurisdictions that can be reliably estimated. There were no significant income tax provisions or benefits recorded for the three and six months ended June 30, 2026 and 2025.
Critical Accounting Policies and Significant Judgments and Estimates
Our management's discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies and estimates from those reported in the Annual Report, except as described further in Note 2 Summary of Significant Accounting Policies in the condensed consolidated financial statements elsewhere in this Quarterly Report.

Results of Operations
Comparison of the three months ended June 30, 2026 and 2025

	Three Months Ended June 30,
(in thousands)	2026	2025	Change
Collaboration revenue	$898	$1,950	$(1,052)
Operating expenses:
Research and development	35,369	37,877	(2,508)
General and administrative	10,492	10,922	(430)
Total operating expenses	45,861	48,799	(2,938)
Loss from operations	(44,963)	(46,849)	1,886
Other income:
Interest and other income	2,235	3,924	(1,689)
Total other income	2,235	3,924	(1,689)
Loss before provision for income taxes	(42,728)	(42,925)	197
Provision for income taxes	35	178	(143)
Net loss	$(42,763)	$(43,103)	$340
Collaboration Revenue

Collaboration revenue was $0.9 million for the three months ended June 30, 2026 and $2.0 million for the three months ended June 30, 2025.
Research and Development Expenses

	Three Months Ended June 30,
(in thousands)	2026	2025	Change
Direct research and development expenses
ENTR-601-44	$7,213	$4,446	$2,767
ENTR-601-45	3,029	4,576	(1,547)
ENTR-601-50	1,727	2,040	(313)
ENTR-601-51	1,260	2,855	(1,595)
DMD franchise-wide(1)	3,486	1,712	1,774
Collaboration services	301	527	(226)
Ocular programs	649	542	107
Other preclinical and discovery	406	682	(276)
Unallocated research and development expenses
Personnel related (including stock-based compensation)	11,795	13,231	(1,436)
Facility related and other	5,503	7,266	(1,763)
Total research and development expenses	$35,369	$37,877	$(2,508)
(1)Represents manufacturing and clinical costs that support across the Company's product candidates targeting DMD.
Research and development expenses were $35.4 million for the three months ended June 30, 2026, compared to $37.9 million for the three months ended June 30, 2025. The decrease of $2.5 million in research and development expenses was primarily attributable to:
•a decrease of $3.2 million in unallocated research and development expenses is driven by a decrease in personnel costs of $1.4 million and a decrease in facilities related costs of $1.8 million. Personnel costs are inclusive of stock-based compensation expense of $2.4 million and $2.1 million for the three months ended June 30, 2026 and 2025, respectively; and
•an increase of $0.7 million in direct research and development expenses, driven by additional costs incurred related to the progress of our Duchenne and ocular programs.
We expect that our research and development expenses will increase as we continue to advance our Duchenne franchise through clinical trials, advance our ocular programs through preclinical development and into clinical trials and continue to perform discovery work for future product candidates.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2026 were $10.5 million, compared to $10.9 million for the three months ended June 30, 2025. The decrease of $0.4 million was primarily attributable to a decrease in professional services.
Interest and Other Income, net
Total interest and other income, net was $2.2 million for the three months ended June 30, 2026, compared to $3.9 million of interest and other income for the three months ended June 30, 2025. The decrease was driven by changes in interest earned from debt securities and money market funds as well as a decrease in the amount of marketable securities held.
Comparison of the six months ended June 30, 2026 and 2025

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
Collaboration revenue	$1,773	$22,508	$(20,735)
Operating expenses:
Research and development	68,423	69,951	(1,528)
General and administrative	20,616	21,196	(580)
Total operating expenses	89,039	91,147	(2,108)
Loss from operations	(87,266)	(68,639)	(18,627)
Other income:
Interest and other income	4,859	8,365	(3,506)
Total other income	4,859	8,365	(3,506)
Loss before provision for income taxes	(82,407)	(60,274)	(22,133)
Provision for income taxes	73	178	(105)
Net loss	$(82,480)	$(60,452)	$(22,028)
Collaboration Revenue
Collaboration revenue was $1.8 million for the six months ended June 30, 2026 and $22.5 million for the six months ended June 30, 2025. The decrease of $20.7 million was primarily a result of us substantially completing our research plan activities for VX-670 during the first quarter of 2025. We continue to perform research activities on additional EEV-based therapeutic candidates for the potential treatment of DM1 pursuant to the Vertex Agreement.

Research and Development Expenses

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
Direct research and development expenses
ENTR-601-44	$11,968	$9,180	$2,788
ENTR-601-45	6,631	7,435	(804)
ENTR-601-50	3,096	2,732	364
ENTR-601-51	3,597	3,681	(84)
DMD franchise-wide(1)	5,225	1,712	3,513
Collaboration services	535	1,403	(868)
Ocular programs	1,110	812	298
Other preclinical and discovery	1,006	1,669	(663)
Unallocated research and development expenses
Personnel related (including stock-based compensation)	23,837	25,987	(2,150)
Facility related and other	11,418	15,340	(3,922)
Total research and development expenses	$68,423	$69,951	$(1,528)
(1)Represents manufacturing and clinical costs that support across the Company's product candidates targeting DMD.
Research and development expenses were $68.4 million for the six months ended June 30, 2026, compared to $70.0 million for the six months ended June 30, 2025. The decrease of $1.6 million in research and development expenses was primarily attributable to:
•a decrease of $6.1 million in unallocated research and development expenses driven by a decrease in personnel costs of $2.2 million and a decrease in facilities related costs of $3.9 million. Personnel costs are inclusive of stock-based compensation expense of $4.5 million and $4.5 million for the six months ended June 30, 2026 and 2025, respectively.
•an increase of $4.5 million in direct research and development expenses, driven by additional costs incurred related to the progress of our Duchenne and ocular programs, partially offset by fewer costs incurred related to our collaboration with Vertex and other preclinical and discovery activities; and
We expect that our research and development expenses will increase as we continue to advance our Duchenne franchise through clinical trials, advance our ocular programs through preclinical development and into clinical trials and continue to perform discovery work for future product candidates.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2026 were $20.6 million, compared to $21.2 million for the six months ended June 30, 2025. The decrease of $0.6 million was primarily attributable to a decrease in professional services.
Interest and Other Income, net
Total interest and other income, net was $4.9 million for the six months ended June 30, 2026, compared to $8.4 million of interest and other income for the six months ended June 30, 2025. The decrease was driven by changes in interest earned from debt securities and money market funds as well as a decrease in the amount of marketable securities held.

Liquidity and Capital Resources
Overview
Since our inception, we have devoted substantially all our resources to research and development efforts relating to our EEV Platform, advancing development of our portfolio of genetic medicines for the potential treatment of neuromuscular and inherited retinal diseases and administrative support for these operations, including raising capital.
Since inception, we have incurred significant net losses. As of June 30, 2026, we had an accumulated deficit of $355.6 million. Other than the recognition of revenue related to collaboration payments, we expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we advance our platform and therapeutic candidates. We will not generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more therapeutic candidates, if ever. If we obtain regulatory approval for any therapeutic candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.
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
As of June 30, 2026, we had cash, cash equivalents and marketable securities of $223.0 million. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of June 30, 2026 will be sufficient to fund our operations for at least 12 months from the date of this report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.
Sources of Liquidity
To date, we have raised over $850.0 million of gross proceeds from sales of stock to leading biotechnology investors and from the Vertex Agreement. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $223.0 million.
In November 2025, we entered into a sales agreement (the "Sales Agreement"), with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC), acting as our agent and/or principal (the "Sales Agent"), with respect to an "at the market offering" program under which we may, from time to time, at our sole discretion, issue and sell shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. During the three months ended June 30, 2026, there have been no sales of common stock pursuant to the Sales Agreement.

Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(74,158)	$(67,996)
Net cash provided by investing activities	81,936	38,580
Net cash provided by financing activities	450	687
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,228	$(28,729)
Operating Activities
For the six months ended June 30, 2026, net cash used in operating activities was $74.2 million and was driven by our net loss of $82.5 million, net cash used in changes in our operating assets and liabilities of $2.2 million, adjustments for non-cash expenses relating to stock-based compensation expense of $9.9 million and depreciation expense of $1.6 million, and adjustments for non-cash income relating to accretion of premiums and discounts of $1.0 million.
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
Investing Activities
Net cash provided by investing activities was $81.9 million for the six months ended June 30, 2026, consisting primarily of $97.7 million from the maturities of marketable securities, partially offset by $15.8 million in purchases of marketable securities.
Net cash provided by investing activities was $38.6 million for the six months ended June 30, 2025, consisting primarily of $136.6 million from the maturities of marketable securities, partially offset by $96.6 million in purchases of marketable securities and $1.4 million of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2026, consisting of $0.2 million in proceeds from stock option exercises and $0.3 million from the issuance of common stock under our 2021 Employee Stock Purchase Plan, as amended (the "2021 ESPP").
Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2025, consisting of $0.4 million in proceeds from stock option exercises and $0.3 million from the issuance of common stock under the 2021 ESPP.
Future Funding Requirements
We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, the clinical development of our programs. Our operating expenses and future funding requirements are expected to increase substantially as we continue to advance our portfolio of programs. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of June 30, 2026 will be sufficient to fund our operations for at least 12 months from the date of this report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments
Lease Commitments
During the six months ended June 30, 2026, there were no material changes to our lease commitments from those described in Note 11, Leases, of our financial statements in the Annual Report.
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
We have also entered into license agreements under which we are obligated to make certain payments. During the six months ended June 30, 2026, there were no material changes to our commitments and contingencies related to our license agreements from those described in "Business—Intellectual property— License agreement with The Ohio State University" and Note 11, Commitments and Contingencies, to our financial statements in the Annual Report. For additional information regarding our license agreements, refer to Note 11, Commitments and Contingencies, to our condensed consolidated financial statements in this Quarterly Report.
Emerging Growth Company and Smaller Reporting Company Status
We are an "emerging growth company" ("EGC") under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act"), for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of delayed adoption of new or revised accounting standards and, therefore, we will be subject to the same requirements to adopt new or revised accounting standards as private entities.
As an EGC, we may, and intend to, take advantage of certain exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC:
•we may avail ourselves of the exemption from providing an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act");
•we may avail ourselves of the exemption from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board ("PCAOB") regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis;
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

We are also a "smaller reporting company" because the market value of our stock held by non-affiliates was less than $250 million as of June 30, 2025. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, claims are made against the Company in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties, and unfavorable outcomes could occur. In the opinion of management, the resolution of these matters, if any, will not have a material adverse impact on the Company's financial position or results of operations.
Item 1A. Risk Factors
In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q ("Quarterly Report") and in other documents that we file with the Securities and Exchange Commission ("SEC"). Investing in our common stock involves a high degree of risk. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Quarterly Report to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, the business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled "Cautionary Note Regarding Forward-Looking Statements."
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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which our stockholders can evaluate our business and prospects. While our programs for ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51 and our partnered candidate VX-670 are in the clinical development stage or have completed Investigational New Drug application ("IND") and/or Clinical Trial Application ("CTA")-enabling studies, we have additional programs in the preclinical development or in the drug discovery stage. We commenced operations in 2016, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing our proprietary, highly versatile and modular Endosomal Escape Vehicle ("EEV") platform ("EEV Platform"), identifying therapeutic candidates, establishing our intellectual property portfolio and conducting research and preclinical studies. Our approach to the discovery and development of therapeutic candidates that are based on our EEV Platform is unproven, and we do not know whether we will be able to conduct clinical studies on any of our therapeutic candidates beyond ENTR-601-44, ENTR-601-45 and our partnered candidate VX-670, develop any therapeutic candidates that succeed in clinical development or produce products of commercial value. As an organization, we have only completed a Phase 1 clinical trial of ENTR-601-44 in healthy volunteers in the UK and the MAD portion of the first cohorts of Phase 1/2 clinical trials in the UK and the EU for ENTR-601-44 and ENTR-601-45, and we have not completed the clinical development of any therapeutic candidate nor have we obtained any regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any significant revenue from product sales. We have incurred significant net losses since inception. As of June 30, 2026, we had an accumulated deficit of $355.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.
To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our therapeutic candidates, identifying lead therapeutic candidates, discovering additional therapeutic candidates, conducting preclinical studies prior to submitting an IND and/or CTA, obtaining clearance for INDs/CTAs, obtaining regulatory approval for these therapeutic candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may not succeed in completing necessary activities and regulatory approvals necessary to bring a product to market and, even if we do, may never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our therapeutic candidates or even continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.
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

The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, continue to initiate clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Failing to raise capital when needed or on attractive terms could force us to delay, reduce or eliminate our research and development programs or any future commercialization efforts. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of June 30, 2026 will be sufficient to fund our operations into the third quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in November 2025, we entered into a sales agreement (the "Sales Agreement") with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) acting as our agent and/or principal (the "Sales Agent"), with respect to an "at the market offering" program under which we may offer and sell, from time to time, at our sole discretion, shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. However, there can be no assurance that the Sales Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our therapeutic candidates. Our future capital requirements will depend on many factors, including, but not limited to:
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
In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee's requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.
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
We are early in our development efforts and all our development programs, including our lead therapeutic candidates ENTR-601-44, ENTR-601-45, our clinic ready candidates ENTR-601-50 and ENTR-601-51, our partnered candidate VX-670, and ENTR-801, which is in the preclinical stage. We have invested substantially all of our research efforts to date in developing our EEV Platform, identifying potential therapeutic candidates, conducting preclinical studies, and initiating early clinical studies. As an organization, we have only completed a Phase 1 clinical trial of ENTR-601-44 in healthy volunteers in the UK and the MAD portion of the first cohorts of Phase 1/2 clinical trials in the UK and the EU for ENTR-601-44 and ENTR-601-45, and we have not completed the clinical development of any therapeutic candidate nor have we submitted an application for regulatory approval, and we may be unable to do so for our therapeutic candidates. We have completed CTA/IND-enabling studies for ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51 and VX-670; however, we will need to complete CTA/IND-enabling studies for our other product candidates to support their progression into and/or through clinical studies in the United States and elsewhere. In addition, we have a development portfolio of programs that are in earlier stages of development and have not yet initiated or completed IND-enabling studies. We may never advance any additional therapeutic candidates through IND-enabling studies and receive authorization from the FDA, to proceed under an IND prior to initiating their clinical-stage development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our therapeutic candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
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
•successful enrollment and completion of clinical trials, including under the FDA's current Good Clinical Practices ("GCPs"), GLPs and any additional regulatory requirements from foreign regulatory authorities, such as the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use Guideline for Good Clinical Practice;
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
Our business is highly dependent on the clinical advancement of our programs and modalities and is especially dependent on the success of our lead therapeutic candidates, ENTR-601-44 and ENTR-601-45, as well as ENTR-601-50, ENTR-601-51, ENTR-801 and our partnered candidate VX-670. Delay or failure to advance programs or modalities, including ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, ENTR-801 and VX-670 could adversely impact our business.
Using our platform, we are developing product features for medicines based on EEV peptides. Over time, our platform work led to commonalities, where a specific combination of EEV technologies, delivery technologies, and manufacturing processes generated a set of product features shared by multiple programs, for example, oligonucleotide- and protein-conjugated EEV peptides. This is what we call a "modality." We are utilizing early programs in a modality, such as ENTR-601-44 for oligonucleotide-conjugated EEV peptides, to understand the technology risks within the modality, including manufacturing and pharmaceutical properties. Our lead therapeutic candidates ENTR-601-44 and ENTR-601-45 are being developed to address DMD, and we are highly dependent on the success of the current and future clinical trials of ENTR-601-44 and ENTR-601-45, the outcomes of which are uncertain, to further develop ENTR-601-50, our therapeutic candidate for patients with DMD who are exon 50 skipping amenable and ENTR-601-51, our therapeutic candidate for patients with DMD who are exon 51 skipping amenable. Because ENTR-601-44 is our EEV therapeutic candidate furthest along in clinical development, if ENTR-601-44 encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, the value of our EEV Platform, including our other therapeutic candidates such as ENTR-601-45, ENTR-601-50, ENTR-601-51 and our partnered candidate VX-670, could be greatly diminished and our development plans and business would be significantly harmed.
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
Using EEV technology to develop therapeutic candidates is a new therapeutic approach and no products based on EEV peptides have been approved to date in the United States or the rest of the world. As such, it is difficult to accurately predict the developmental challenges we may face for our EEV therapeutic candidates as they proceed through development. As an organization, we have only completed a Phase 1 clinical trial of ENTR-601-44 in healthy volunteers in the UK and the MAD portion of the first cohorts of Phase 1/2 clinical trials in the UK and the EU for ENTR-601-44 and ENTR-601-45 and have not yet completed any clinical trials with our other therapeutic candidates. We have only limited data assessing safety of our approach in humans, and there may be short-term or long-term effects from treatment with any therapeutic candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. As a result of these factors, it is more difficult for us to predict the time and cost of therapeutic candidate development and we cannot predict whether our EEV Platform, or any similar or competitive intracellular delivery technologies, will enable the identification, development and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our EEV Platform or any of our research programs will not cause significant delays or unanticipated costs or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we have initiated or may initiate or commercializing any therapeutic candidates we may develop on a timely or profitable basis, if at all.
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
The results from preclinical studies or clinical trials of a therapeutic candidate may not predict the results of later clinical trials of the therapeutic candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have completed certain preclinical studies of our therapeutic candidates, a healthy normal volunteer study and one multi-ascending dose cohort in patients for ENTR-601-44, we do not know whether these therapeutic candidates will perform in current or future clinical trials as they have performed in these prior studies. The positive results we have observed for our therapeutic candidates in early, non-GLP preclinical studies and animal models may not be predictive of our current or future clinical trials in humans. Furthermore, for some indications that we are pursuing there are no animal models that adequately mirror the human disease to predict any level of positive results. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many therapeutic candidates fail in clinical trials despite very promising early results. Unexpected observations or toxicities observed in our IND-enabling studies for example, could delay clinical trials for ENTR-601-50, ENTR-601-51, ENTR-801 or our other development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and companies that have believed their therapeutic candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA approval. Additionally, we are utilizing both a blinded multi-ascending dose portion and an "open label" portion in our ongoing clinical studies of ENTR-601-44 and ENTR-601-45 and may also do so for future clinical trials. In the ENTR-601-44 Phase 1/2 trial, patients from Cohort 1 have now transitioned from a double blind placebo control dosing regimen to a 6 dose open label regimen where all participants are administered the therapeutic candidate. The open label period may be subject to various limitations that may exaggerate any therapeutic effect as patients are aware that they are receiving the experimental treatment and physicians are aware that all the patients are receiving the experimental treatment. Reported outcomes may be subject to a "patient bias" where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, reported outcomes may be subject to an "investigator bias" where those assessing and reviewing the physiological outcomes of the clinical trials, being aware that all patients have received treatment, may interpret the information more favorably given this knowledge. The results from an open label trial may not be predictive of future clinical trial results with any of our therapeutic candidates for which we include an open label clinical trial when studied in a controlled environment with a placebo or active control.
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
Furthermore, some of our competitors have ongoing clinical trials for therapeutic candidates that treat the same indications as our therapeutic candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors' therapeutic candidates.
In addition, the pediatric population is an important patient population for certain of the indications we are targeting, including DMD, and our addressable patient population estimates include pediatric populations. However, it may be more challenging to conduct studies in this population, and to locate and enroll pediatric patients. Additionally, it may be challenging to ensure that pediatric or adolescent patients adhere to clinical trial protocols. Patient enrollment and trial competition may be affected by other factors including:
•clinicians' and patients' perceived risks and benefits of the therapeutic candidate under trial, particularly therapeutic candidates developed using a novel and unproven therapeutic approach, like our EEV therapeutic candidates in relation to available or investigational drugs;
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
Our inability to identify patients appropriate for enrollment in our clinical trials, or to enroll a sufficient number of patients in our clinical trials, would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our therapeutic candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we are unable to include patients with the driver of the disease, including the applicable genomic alteration for diseases in genomically defined patient populations, this could limit our ability to seek participation in the FDA's expedited development programs, including Breakthrough Therapy Designation and Fast Track Designation, or otherwise to seek to accelerate clinical development and regulatory timelines.
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
Although other oligonucleotide therapeutics, enzyme replacement therapies and gene therapies have received regulatory approval, our EEV-based therapeutics are a novel approach to the delivery of biological therapeutics, which may present enhanced uncertainty associated with the safety profile of our therapeutic candidates and other EEV-based therapeutics compared to more well-established classes of therapies. Moreover, it is impossible to predict when or if any therapeutic candidates we may develop will prove safe in humans. As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our therapeutic candidates' use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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

The clinical development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, import, export, marketing, distribution and adverse event reporting, including the submission of safety and other information, of our therapeutic candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market our therapeutic candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the therapeutic candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a therapeutic candidate for many reasons. For example, the U.S. Supreme Court's July 2024 decision to overturn prior established case law giving deference to regulatory agencies' interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA's regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. Despite the time and expense invested in clinical development of therapeutic candidates, regulatory approval is never guaranteed. Neither we nor any current or future collaborator is permitted to market any of our therapeutic candidates in the United States until we receive approval from the FDA. In February 2026, the then-FDA Commissioner publicly indicated that a single adequate and well-controlled pivotal clinical trial supported by confirmatory evidence would be the FDA's default standard moving forward for novel products, rather than two such trials; this statement was not a formal agency action, and the scope, implementation and durability of this policy position remain uncertain. In June 2026, the FDA issued revised draft guidance clarifying how sponsors can rely on one scientifically rigorous adequate and well-controlled clinical investigation with confirmatory evidence to satisfy the statutory substantial evidence of effectiveness standard. The FDA retains broad discretion to require additional clinical data for any product candidate, including a second adequate and well-controlled clinical trial.
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
The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a therapeutic candidate for many reasons, including:
•such authorities may disagree with the design or implementation of our or our current or future collaborators' clinical trials;
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
•we or any of our current or future collaborators may be unable to demonstrate that a therapeutic candidate is safe and effective, and that therapeutic candidate's clinical and other benefits outweigh its safety risks;
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
•regulations of such authorities may significantly change in a manner rendering our or any of our potential future collaborators' clinical data insufficient for approval; or
•such authorities may not accept a submission due to, among other reasons, the content or formatting of the submission.
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
From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim, preliminary or topline data from our clinical studies. Interim, topline or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, topline or interim data and final data could significantly harm our business prospects. This would include such adverse differences, should they occur, in connection with our previously disclosed data from Cohort 1 of participants with DMD treated with ENTR-601-44 in our Phase 1/2 ELEVATE-44-201 study.
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
We plan to pursue accelerated development strategies in areas of high unmet need. We plan to seek accelerated approval pathways for our therapeutic candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA's implementing regulations, the FDA may grant accelerated approval to a therapeutic candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the therapeutic candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor's agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug's clinical benefit, and the FDA is permitted to require, as appropriate, that such studies be underway prior to approval or within a specified period after the date of approval. Sponsors must also update the FDA on the status of these studies, and under FDORA, the FDA has increased authority to withdraw approval of a drug granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug's predicted clinical benefit.
Prior to seeking accelerated approval for any of our therapeutic candidates, we will seek feedback from the FDA, EMA or comparable foreign regulatory authorities and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval, there can be no assurance that any such application will be accepted or that any approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type, including, for example, if other products are approved via the accelerated pathway and subsequently converted by FDA to full approval. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of any of our products. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our therapeutic candidate would result in a longer time period to commercialization of such therapeutic candidate, could increase the cost of development of such therapeutic candidate and could harm our competitive position in the marketplace. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product's accelerated approval will eventually be converted to a traditional approval.
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
The FDA has established various designations to facilitate more rapid and efficient development and approval of certain types of drugs. Such designations include Fast Track designation, Breakthrough Therapy designation, and orphan drug designation. Fast Track designation is designed to facilitate the development and expedite the review of therapies for serious conditions that fill an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the therapeutic candidate and the specific indication for which it is being studied. If any of our therapeutic candidates receive Fast Track designation but do not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Fast Track designation alone does not guarantee qualification for the FDA's priority review procedures.
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
Any therapeutic candidate for which we obtain marketing approval, if ever, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such medicine, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current Good Manufacturing Practice ("cGMP") requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, compliance with applicable product tracking and tracing requirements, and requirements regarding the distribution of samples to physicians and recordkeeping. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The FDA typically advises that patients treated with genetic medicine undergo follow-up observations for potential adverse events for a 15-year period. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Even if marketing approval of a therapeutic candidate is granted, the approval may be subject to limitations on the indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine.
Accordingly, assuming we, or any third parties we may collaborate with, receive marketing approval for one or more therapeutic candidates we may develop, we, and such collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we and such collaborators are not able to comply with post-approval regulatory requirements, we and such collaborators could have the marketing approvals for our therapeutics withdrawn by regulatory authorities and our, or such collaborators', ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our business, operating results, financial condition and prospects.
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

We do not expect to independently conduct all aspects of our product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these items, including contract manufacturing organizations ("CMOs") for the manufacturing of any therapeutic candidates we test in preclinical or clinical development, as well as contract research organizations ("CROs") for the conduct of our animal testing and research and CROs for the conduct of our planned clinical trials. Any of these third parties may terminate their engagements with us at any time. A need to enter into alternative arrangements could delay our product development activities, and we may not be able to enter into alternative arrangements on reasonable terms, if at all.
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

We engage a number of third-party suppliers and service providers to supply critical goods and services, such as contract research services, contract manufacturing services and information technology services. Disruptions to the business, financial stability or operations of these suppliers and service providers, including due to strikes, labor disputes or other disruptions to the workforce, for instance, if employees are not able to come to work, or to their willingness and ability to produce or deliver such products or provide such services in a manner that satisfies the requirements put forth by the authorities, or in a manner that satisfies our own requirements, could affect our ability to develop and market our future therapeutic candidates on a timely basis. If these suppliers and service providers were unable or unwilling to continue to provide their products or services in the manner expected, or at all, we could encounter difficulty finding alternative suppliers. For example, we currently rely on foreign CROs and CMOs to manufacture our clinical materials, and may rely on foreign CROs and CMOs in the future. Foreign CMOs may be subject to U.S. legislation or investigations, sanctions, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies and could adversely affect our financial condition and business prospects. For example, on December 18, 2025, the National Defense Authorization Act for Fiscal Year 2026 ("NDAA") was enacted, which includes Section 851, commonly referred to as the "BIOSECURE Act." The BIOSECURE Act restricts U.S. federal agencies and contractors from procuring certain biotechnology equipment or services from, or entering into contracts with, entities that use biotechnology equipment or services from designated "biotechnology companies of concern," and from expending certain federal loan or grant funds for such equipment or services. While the BIOSECURE Act is primarily directed at U.S. government procurement and funding and has not yet been fully implemented through final regulations, there remains a continued policy interest in limiting U.S. companies' relationships with biotechnology providers with relationships with foreign adversaries. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays. Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company, our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions, such as those included in the NDAA. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government's trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. Even if we are able to secure appropriate alternative suppliers in a timely manner, costs for such products or services could increase significantly. Any of these events could adversely affect our results of operations and our business.
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
The manufacturing processes for our therapeutic candidates are novel. There are no medicines incorporating or utilizing our EEV Platform that have been commercialized to date. Due to the novel nature of this technology and limited experience at larger scale production, we may encounter difficulties in manufacturing, product release, shelf life, testing, storage and supply chain management, or shipping. These difficulties could be due to any number of reasons including, but not limited to, complexities of producing batches at larger scale, equipment failure, choice and quality of raw materials and excipients, analytical testing technology, and product instability. In an effort to optimize product features, we have in the past and may in the future make changes to our therapeutic candidates in their manufacturing and stability formulation and conditions. This has in the past resulted in and may in the future result in our having to resupply batches for preclinical or clinical activities when there is insufficient product stability during storage and insufficient supply. Insufficient stability or shelf life of our therapeutic candidates could materially delay our or our strategic collaborators' ability to continue the clinical trial for that therapeutic candidate or require us to begin a new clinical trial with a newly formulated drug product, due to the need to manufacture additional preclinical or clinical supply.
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
Because we currently rely on third parties to manufacture our therapeutic candidates and to perform quality testing, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements, and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are intentionally or inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets and despite our efforts to protect our trade secrets, a competitor's discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.
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
•collaborators may not pursue development and commercialization of any therapeutic candidates we may develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator's strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
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
•our collaborators' business or operations could be disrupted due to reasons outside of our control, such as global health crises, macroeconomic conditions and geopolitical developments, evolving regulatory activities and policy changes under the current U.S. government, changes to rates of inflation and interest rates and uncertainty about economic and global stability, which could have an adverse impact on their development and commercialization efforts or the prospects of our collaboration; and
•collaboration agreements may not lead to development or commercialization of therapeutic candidates in the most efficient manner or at all.
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

For example, we will have limited influence and control over the development and commercialization activities of Vertex in the development and commercialization of VX-670 or certain other product candidates. Vertex has announced that it expects to share the results of the GALILEO global Phase 1/2 clinical study of VX-670 in people with DM1 during the second half of 2026.Vertex's development and commercialization activities may adversely impact our own efforts. Failure by Vertex to meet its obligations under the Vertex Agreement, to apply sufficient efforts at developing and commercializing collaboration products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations. In addition, to the extent we rely on Vertex to commercialize any products upon obtaining regulatory approval, we may receive less revenue than if we commercialized these products ourselves, which could materially harm our prospects.
These relationships, or those like them, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators, and the negotiation process is time-consuming and complex. Our ability to reach definitive collaboration agreements will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator's evaluation of several factors. If we license rights to any therapeutic candidates we or our collaborators may develop, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.
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
We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator's evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, the EMA or similar regulatory authorities outside the United States, the potential market for the subject therapeutic candidate, the costs and complexities of manufacturing and delivering such therapeutic candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative therapeutic candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us.
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
•the effectiveness of our or any of our current or potential future collaborators' sales and marketing strategies; and
•unfavorable publicity relating to the product.
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

The regulations that govern regulatory approvals, pricing and reimbursement for new products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a therapeutic candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the therapeutic candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the therapeutic candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more therapeutic candidates, even if our therapeutic candidates obtain marketing approval. For more information, please see the section titled "Business — Government Regulation — Coverage, Pricing and Reimbursement" included in our Annual Report.
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

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. ("PTC") and AGAMREE (vamorolone) is a novel alternative steroid marketed by Catalyst Pharmaceuticals. Duvyzat (givinostat) is an oral medication marketed by ITF Therapeutics for patients six years of age and older. Duvyzat is a histone deacetylase (HDAC) inhibitor that works by targeting pathogenic processes to reduce inflammation and loss of muscle. There are four FDA-approved exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are PMOs approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc. ("Sarepta"), and VILTEPSO (vitolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd ("Nippon"). Sarepta also markets Elevidys (delandistrogene moxeparvovec-rokl), a gene therapy for the treatment of DMD for ambulatory individuals 4 years of age and older.

Companies focused on developing treatments for DMD that target dystrophin mechanisms, as does our DMD program, include Nippon, which is in a Phase 2 clinical trial for patients amenable to exon 44 skipping in Japan, PTC with ataluren, a small molecule targeting nonsense mutations in a Phase 3 clinical trial, Avidity Biosciences, Inc. ("Avidity"), which is a fully owned subsidiary of Novartis, which filed a BLA seeking accelerated approval in June of 2026 and the initiation of a Phase 3 trial in 2026 with an antibody oligonucleotide conjugate for exon 44 (del-zota), and has similar programs for patients amenable to exon 45 which they expect to initiate in 2027, and exon 51 skipping in preclinical development, Wave Life Sciences Ltd., which is clinically evaluating WVE-N531, a splicing clinical candidate that is designed to target exon 53 within the dystrophin gene, Dyne Therapeutics, Inc. ("Dyne"), which is pursuing antibody fragment-oligonucleotide conjugates for exons 44, 45, 51 (the clinical candidate z-rostudirsen formerly known as DYNE-251 - BLA filed in May 2026), and 53, and BioMarin Pharmaceutical Inc., which is in clinical development with BMN 351, an antisense oligonucleotide therapy for exon 51. In addition, several companies are developing gene therapies to treat DMD, including Solid Biosciences Inc. (SGT-003), and REGENXBIO (RGX-202). We are also aware of several companies targeting gene editing, such as Precision Biosciences (IND enabling studies), and non-dystrophin mechanisms for the treatment of DMD, such as Satellos Bioscience Inc., a company developing a small molecule AAK1 inhibitor promoting asymmetric muscle stem cell division (in Phase 2 clinical trials).

We expect to face competition alongside our partner from existing products and products in development for each of our therapeutic candidates. There are currently no approved therapies to treat the underlying cause of DM1. Therapeutic candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; "Del-desiran", an antibody linked siRNA in clinical development by Avidity; Zeleciment Basivarsen, an antibody fragment conjugated to an ASO targeting DM1 protein kinase knockdown in clinical development by Dyne; EDODM1, a linear peptide conjugated to a PMO targeting CUG repeats in clinical development by PepGen, Inc.; an siRNA conjugate, SRP-1003, targeting DMPK knockdown, which is in development by Sarepta, licensed from Arrowhead Pharmaceuticals, with recently announced preliminary data from its Phase 1/2 clinical trial; a small molecule targeting GTG repeats in preclinical development by Design Therapeutics, Inc.; and small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.

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

For example, the Patient Protection and Affordable Care Act ("ACA") was passed in 2010 and substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. In addition, U.S. Supreme Court's July 2024 decision to overturn prior established case law giving deference to regulatory agencies' interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA's regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes.
Among the provisions of the ACA of importance to our potential therapeutic candidates are the following:
•annual fees and taxes on manufacturers of certain branded prescription drugs;
•an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products;
•a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D;
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
•extension of manufacturers' Medicaid rebate liability;
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

Other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. Subsequent legislation extended the 2% payment reduction which remains in effect through fiscal year 2031, absent additional action from Congress. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, set at 100% of a drug's average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The One Big Beautiful Bill Act of 2025 (the "OBBBA") also added work requirements and more frequent eligibility enrollment reverifications for Medicaid enrollees, which is expected to have the effect of reducing the number of Medicaid enrollees. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At a federal level, President Trump reversed some of President Biden's executive orders including rescinding Executive Order 14087 entitled "Lowering Prescription Drug Costs for Americans." On April 15, 2025, the Trump Administration published Executive Order 14273, "Lowering Drug Prices by Once Again Putting Americans First," which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called "pill penalty" under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, "Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients" which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to "take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries." Notably, a similar "Most Favored Nation" pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model ("GLOBE") for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS's spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs ("GUARD") model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid ("GENEROUS") Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

In addition, at the state level, legislatures have increasingly passed legislation and implemented regulations similar to those under consideration at the federal level, as well as laws designed to control pharmaceutical and biotherapeutic product pricing, including price or patient reimbursement constraints at the state government level, limitations on discounts to patients, restrictions or other limitations on patient assistance and certain product access and marketing cost disclosure and transparency measures, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards and similar entities. While many PDABs have been granted authority to promote drug price transparency and reporting, some states have granted PDABs more expansive authority, including to set Upper Payment Limits ("UPLs") on select, high price drugs. The adoption and implementation of UPLs may put downward pressure on drug prices and impact our company's future revenues.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our therapeutics. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our therapeutic candidates, if any, may be. It is also possible that additional governmental action is taken in response to pandemics or global health crises. For more information, please see the section titled "Business — Government Regulation — Healthcare Reform" included in our Annual Report.
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

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as data breaches or cybersecurity incidents from inadvertent or intentional actions by our employees, third-party CROs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering (including phishing attacks) and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party CROs, vendors and other contractors and consultants, or lead to data leakage. Furthermore, the use of artificial intelligence ("AI") technologies by use and third-party vendors can also give rise to cybersecurity risks as well as intellectual property risks, including the disclosure or compromise of our confidential information or other proprietary intellectual property through the use of generative AI tools, or the ability to assert or defend ownership rights in intellectual property created with the use of generative AI tools. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business. The risk of a cybersecurity incident, data breach, or other disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. Attempts to disrupt or gain unauthorized access to our and our third-party vendors' information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics. The techniques used by cyber criminals change frequently and may be enhanced or facilitated by evolving technologies such as AI. Cyber attacks may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption, data breach, or cybersecurity incident were to result in a loss of, or damage to, our data or applications, or those of our third-party CROs, vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of ENTR-601-44, ENTR-601-45, ENTR-601-50, ENTR-601-51, ENTR-801, our partnered candidate VX-670 or any future therapeutic candidates could be delayed. The costs related to significant cybersecurity incidents, data breaches, or other disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the information technology systems of our third-party CROs, vendors and other contractors and consultants become subject to disruptions, data breaches, or cybersecurity incidents, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Further, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts will be sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations.

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
Although we maintain workers' compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.
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
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain regulatory approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our therapeutics. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients' rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:
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
•the federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to "cause" the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a "whistleblower" to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery;
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH") and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
•the U.S. federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners (defined to include physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified-nurse midwives) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

•federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America's Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the EU General Data Protection Regulation (which became effective on May 25, 2018) ("EU GDPR") and the UK General Data Protection Regulation (which became effective following UK withdrawal from the EU as of January 2021) ("UK GDPR") also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time and resource consuming and can divert a company's attention from the business.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, defending against any such actions can be costly and time-consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected. For more information, please see the section titled "Business — Government Regulation — Healthcare Law and Regulation" included in our Annual Report.
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
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the OBBBA was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (certain of which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Internal Revenue Code of 1986, as amended, or the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer's election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.
It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our stockholders' tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.
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
Under current law, unused U.S. federal net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, both our current and our future unused U.S. federal net operating losses and tax credits may be subject to limitation under Sections 382 and 383 of the Code, if we undergo an "ownership change," generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period. We have determined that such ownership changes have occurred in the past, and we may experience additional ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Our net operating losses and tax credits may also be impaired or restricted under state law. As of December 31, 2025, we had U.S. federal net operating loss carryforwards of approximately $178.3 million, and our ability to utilize those net operating loss carryforwards could be limited by an "ownership change" as described above, which could result in increased tax liability to us.
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
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company's current and projected business operations and its financial condition and results of operations.
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

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our therapeutic programs, eventual therapeutic candidates, and proprietary technologies. For example, we currently have a license from OSIF, an affiliate of The Ohio State University ("OSU") to certain patent rights and know-how of OSU. Our license agreement with OSIF imposes, and we expect that any future license agreement will impose, specified diligence, milestone payments, royalty payments, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. These milestone payments, and other payments associated with the license, will make it less profitable for us to develop and potentially commercialize our therapeutic candidate. If this agreement is terminated, we could lose intellectual property rights that may be important to our business, potentially be liable for damages to the licensor or potentially be prevented from developing and commercializing our therapeutic candidate. Termination of the agreement or reduction or elimination of our rights under the agreement may also potentially result in us being required to negotiate a new or reinstated agreement with less favorable terms, and it is possible that we may be unable to obtain any such additional license at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to spend time and resources to redesign our therapeutic candidate or the method for manufacturing it or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. For more information on the terms of the license agreement with OSIF, please see the section titled "Business — Intellectual property — License Agreement with The Ohio State University" and "Note 10, Commitments and Contingencies" to our consolidated financial statements included in our Annual Report.

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
•our or our licensors' ability to obtain, maintain and defend intellectual property and to enforce intellectual property rights against third parties;
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
Moreover, some of our in-licensed patent and other intellectual property rights may in the future be subject to third party interests such as co-ownership. If we are unable to obtain an exclusive license to such third-party co-owners' interest, in such patent and other intellectual property rights, such third-party co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. We or our licensors may need the cooperation of any such co-owners of our licensed patent and other intellectual property rights in order to enforce them against third parties, and such cooperation may not be provided to us or our licensors.
Additionally, we may not have complete control over the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications that we license from third parties. It is possible that our licensors' filing, prosecution and maintenance of the licensed patents and patent applications, enforcement of patents against infringers or defense of such patents against challenges of validity or claims of enforceability may be less vigorous than if we had conducted them ourselves, and accordingly, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to file, prosecute, maintain, enforce and defend such patents and patent applications, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, our right to develop and commercialize any of our technology and any therapeutic candidates we may develop that are the subject of such licensed rights could be adversely affected and we may not be able to prevent competitors or other third parties from making, using and selling competing products.
Furthermore, our owned and in-licensed patent rights may be subject to a reservation of rights by one or more third parties, including the U.S. government. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. When new technologies are developed with government funding, in order to secure ownership of patent rights related to the technologies, the recipient of such funding is required to comply with certain government regulations, including timely disclosing the inventions claimed in such patent rights to the U.S. government and timely electing title to such inventions. A failure to meet these obligations may lead to a loss of rights or the unenforceability of relevant patents or patent applications. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as march-in rights). If the U.S. government exercised its march-in rights in our current or future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. If the U.S. government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. The U.S. government's rights may also permit it to disclose the funded inventions and technology, which may include our confidential information, to third parties and to exercise march-in rights to use or allow third parties to use the technology that was developed using U.S. government funding. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. Any of the foregoing could harm our business, financial condition, results of operations and prospects significantly.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting, maintaining, enforcing and defending patents and other intellectual property rights on our technology and any therapeutic candidates we may develop in all jurisdictions throughout the world would be prohibitively expensive, and accordingly, our intellectual property rights in some jurisdictions outside the United States could be less extensive than those in the United States. In some cases, we or our licensors may not be able to obtain patent or other intellectual property protection for certain technology and therapeutic candidates outside the United States. In addition, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensors may not be able to obtain issued patents or other intellectual property rights covering any therapeutic candidates we may develop and our technology in all jurisdictions outside the United States and, as a result, may not be able to prevent third parties from practicing our and our licensors' inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Third parties may use our technologies in jurisdictions where we and our licensors have not pursued and obtained patent or other intellectual property protection to develop their own products and, further, may export otherwise infringing, misappropriating or violating products to territories where we have patent or other intellectual property protection, but enforcement is not as strong as that in the United States. These products may compete with any therapeutic candidates we may develop and our technology and our or our licensors' patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Additionally, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain jurisdictions, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology and pharmaceutical products, which could make it difficult for us to stop the infringement, misappropriation or other violation of our patent and other intellectual property rights or marketing of competing products in violation of our intellectual property rights generally. For example, an April 2019 report from the Office of the United States Trade Representative identified a number of countries, including China, Russia, Argentina, Chile and India, where challenges to the procurement and enforcement of patent rights have been reported. Proceedings to enforce our or our licensors' patent and other intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patent and other intellectual property rights at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We or our licensors may not prevail in any lawsuits that we or our licensors initiate and, if we or our licensors prevail, the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
Changes in either the patent laws or interpretation of patent laws in the United States and worldwide, including patent reform legislation such as the Leahy-Smith America Invents Act (the "Leahy-Smith Act"), could increase the uncertainties and costs surrounding the prosecution of any owned or in-licensed patent applications and the maintenance, enforcement or defense of any current in-licensed issued patents and issued patents we may own or in-license in the future. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our in-licensed issued patents and issued patents we may own or in-license in the future, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our therapeutic candidates or (ii) invent any of the inventions claimed in our or our licensor's patents or patent applications.
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
We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patent rights, trade secrets or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our therapeutic candidates or technology. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors' ownership of our owned or in-licensed patent rights, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of or right to use intellectual property that is important to any therapeutic candidates we may develop or our technology. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Some of our employees, consultants and advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual's current or former employer. Furthermore, any disclosure, either intentional or unintentional, by our employees, consultants or vendors, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Such risk of disclosure can be increased by our use of AI technologies and can result in misappropriation and other security incidents and breached. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management.
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

Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. In the event of a successful claim of infringement against us, we may be enjoined from further developing or commercializing the infringing products or technologies. In addition, we may have to pay substantial damages, including treble damages and attorneys' fees for willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign our infringing products or technologies, which may be impossible or require substantial time and monetary expenditure. In that event, we would be unable to further develop and commercialize our therapeutic candidate or technologies, which could harm our business significantly. Further, we cannot predict whether any required license would be available at all or whether it would be available on commercially reasonable terms. In the event that we could not obtain a license, we may be unable to further develop our therapeutic candidate and commercialize our product, if approved, which could harm our business significantly. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.
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
If we or our licensors fail to adequately protect our licensed intellectual property, our ability to commercialize therapeutic candidates could suffer. We do not have complete control over the maintenance, prosecution and litigation of our in-licensed patents and patent applications and may have limited control over future intellectual property that may be in-licensed. For example, we cannot be certain that activities such as the maintenance and prosecution by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. It is possible that our licensors' infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves, or may not be conducted in accordance with our best interests.
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
Additionally, we sometimes collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution's rights in technology resulting from the collaboration. Even if we hold such an option, we may be unable to negotiate a license from the institution within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program.
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
In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state cybersecurity incident notification laws and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. By way of example, at the federal level, HIPAA imposes privacy and security requirements and breach reporting obligations with respect to individually identifiable health information upon "covered entities" (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations. Even when HIPAA does not apply, failing to take appropriate steps to keep consumers' personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act ("FTCA"), 15 U.S.C § 45(a). The Federal Trade Commission expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice's January 8, 2025, rule on "Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons" prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act ("CCPA"), which went into effect on January 1, 2020, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, data privacy rights for consumers in the State of California, and special rules on the collection of consumer data from minors. The CCPA also provided for civil penalties for violations of the act, as well as a private right of action for data breaches, which is expected to increase the risk of future data breach litigation. The California Privacy Rights Act ("CPRA") significantly modified the CCPA, imposing additional obligations on companies covered by the legislation, including by creating additional obligations with respect to the processing and storing of personal information and by expanding consumers' rights with respect to certain sensitive information.

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

Furthermore, in addition to comprehensive privacy laws, certain states have enacted laws which focus on certain specific types of information. For example, Washington's My Health My Data Act, which became effective on March 31, 2024, regulates the collection and sharing of health information and has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. Further, a small number of states, including Texas and Illinois, have passed laws that regulate biometric information. The existence of these laws as well as comprehensive privacy laws in different states in the country make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. State laws are changing rapidly and there have been discussions in the U.S. Congress of a new comprehensive federal data privacy law to which we could become subject, if enacted.
We will be subject to the data protection laws of the EU and UK in relation to personal data we collect from these territories. These laws impose additional obligations and risk upon our business, including substantial expenses and changes to business operations that are required to comply with these laws. The withdrawal of the UK from the EU (Brexit) and the subsequent separation of the data protection regimes of these territories means we are required to comply with separate data protection laws in the EU and UK which may lead to additional compliance costs and could increase our overall risk. The collection, use, storage, disclosure, transfer, and other processing of personal data in the EU is governed by the provisions of the EU GDPR. Following the withdrawal of the UK from the EU, the UK's European Union (Withdrawal) Act 2018 incorporated the EU GDPR into UK law along with the UK GDPR together with the EU GDPR, referred to as the GDPR. Failure to comply with the GDPR, and Member States' national data protection laws which may apply to the personal data we collect from the European Economic Area ("EEA") or UK, may result in fines and other administrative penalties, including monetary penalties of up to €20/£17.5 million or 4% of worldwide revenue (whichever is higher). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
The GDPR imposes several requirements relating to processing personal data, including the requirement to provide notice to individuals about personal data processing activities, ensure an appropriate lawful basis and/or conditions applies to the processing of personal data, having data processing agreements with third parties who process personal data, appointing data protection officers, conducting data protection impact assessments for high risk processing, record-keeping, responding to individuals' requests to exercise their rights in respect of their personal data, notification of data breaches to the competent national data protection authority, and the implementation of safeguards to protect the security and confidentiality of personal data. The GDPR also imposes several additional requirements relating to the processing of health and other sensitive data which may require us to obtain consent from the individuals to whom the personal data relates.

The GDPR imposes strict rules on the transfer of personal data out of the EEA/UK to countries not regarded by the European Commission and the UK government as providing adequate protection, or third countries, including the United States. These transfers are prohibited unless an appropriate safeguard specified by data protection laws is implemented, such as the Standard Contractual Clauses ("SCCs"), approved by the European Commission, or a derogation applies. Transfers made pursuant to the SCCs need to be assessed on a case-by-case basis to ensure the law in the recipient country provides "essentially equivalent" protections to safeguard the transferred data. If the standard is not met, businesses will be required to adopt supplementary measures. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework ("Framework"), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. The UK is not subject to the European Commission's SCCs but the UK Information Commissioner's Office has published the UK's own transfer mechanisms for personal data originating from the UK (the International Data Transfer Agreement and International Data Transfer Addendum (each an "IDTA")), which have been in force since March 21, 2022. The IDTA requires the same case-by-case risk assessment of the transfer. In addition, there has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA/UK personal data is located and which service providers we can utilize for the processing of EEA/UK personal data, particularly as the enforcement around GDPR international transfer compliance obligations is currently unclear. The above transfer requirements and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position.

Although the UK is regarded as a third country under the EU's GDPR, the European Commission ("EC") has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. In December 2025, the European Commission adopted a decision to extend the validity of the UK adequacy decision for six years until December 2031, determining that the UK continues to offer a level of data protection that is "essentially equivalent" to the EU standards. This follows the UK's adoption of the Data (Use and Access) Act 2025 (the "DUAA") on June 19, 2025. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK Government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.

All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process. We may be required to modify our data processing practices and policies, put in place additional compliance mechanisms, and utilize management's time and/or divert resources from other initiatives and projects to ensure compliance with new data protection rules. Any failure or perceived failure by us to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU began implementing the Artificial Intelligence Act (the "AI Act") on August 1, 2024, with a significant part of the law scheduled to come into effect in August 2026. As currently enacted, the AI Act, which may be amended as part of the EU's Digital Omnibus, imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines.

In the U.S., the regulatory environment for AI is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. If we develop or use AI systems that are governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through an executive order issued December 11, 2025 titled "Ensuring a National Policy Framework for Artificial Intelligence." So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts.

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
Because we currently rely on certain third parties to manufacture all or part of our drug product and to perform quality testing, and because we collaborate with various organizations and academic institutions for the advancement of our product engine and development portfolio, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements and other similar agreements with our collaborators, advisors, employees, consultants and contractors prior to beginning research or disclosing any proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors or other third parties, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets by third parties. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor's or other third party's discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may harm our business, financial condition, results of operations and prospects.
Rights to improvements to our therapeutic candidates may be held by third parties.
In the course of testing our therapeutic candidates, we may enter into agreements with third parties to conduct clinical testing, which may provide that improvements to our therapeutic candidates may be owned solely by a party or jointly between the parties. If we determine that rights to such improvements owned solely by a third party are necessary to commercialize our therapeutic candidates or maintain our competitive advantage, we may need to obtain a license from such third party in order to use the improvements and continue developing, manufacturing or marketing the therapeutic candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain such a license, it could be granted on non-exclusive terms, thereby giving our competitors and other third parties access to the same technologies licensed to us. Failure to obtain a license on commercially reasonable terms or at all, or to obtain an exclusive license, could prevent us from commercializing our therapeutic candidates or force us to cease some of our business operations, which could materially harm our business. If we determine that rights to improvements jointly owned between us and a third party are necessary to commercialize our therapeutic candidates or maintain our competitive advantage, we may need to obtain an exclusive license from such third party. If we are unable to obtain an exclusive license to any such third-party co-owners' interest in such improvements, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our intellectual property in order to enforce such intellectual property against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
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
Although our common stock is listed on the Nasdaq Global Market, an active trading market for our common stock may not be sustained. If a market for our common stock is not sustained, it may be difficult for our stockholders to sell their shares at the time they wish to sell them or at a price that they consider reasonable. The lack of a sustained active market may also reduce the fair market value of our stockholders' shares. Furthermore, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies, technologies or other assets by using our shares of common stock as consideration.
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
Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this "Risk Factors" section and elsewhere in this Quarterly Report, these factors include:
•the timing and results of INDs, preclinical studies and clinical trials of our therapeutic candidates or those of our competitors;
•the success of competitive products or announcements by potential competitors of their product development efforts;
•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•any delay in our regulatory filings for our therapeutic candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority's review of such filings;
•adverse developments concerning our potential future in-house manufacturing facilities or CMOs;
•regulatory actions with respect to our therapeutics or therapeutic candidates or our competitors' products or therapeutic candidates;
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
The realization of any of the above risks or any of a broad range of other risks, including those described in this "Risk factors" section, could have a dramatic and adverse impact on the market price of our common stock.
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
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 66% of our outstanding voting stock as of June 30, 2026. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor's interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
Pursuant to our 2021 Stock Option and Incentive Plan, as amended (the "2021 Plan"), our management is authorized to grant stock options to our employees, directors and consultants. Additionally, pursuant to our 2025 Inducement Equity Plan, as amended (the "2025 Inducement Plan"), our board of directors or compensation committee of the board of directors are authorized to grant equity awards to induce highly qualified prospective employees who are not currently employed by the Company to accept employment with the Company. If the number of shares reserved under our 2021 Plan and/or the 2025 Inducement Plan is increased pursuant to the terms of the 2021 Plan and the 2025 Inducement Plan, as applicable, our stockholders may experience additional dilution, which could cause our stock price to fall.
Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or therapeutic candidates.
We do not have any committed external source of funds or other support for our development and commercialization efforts, and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, including potentially through our at-the-market offering program, debt financings, or other capital sources, including potential collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders' ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders' rights. Any future debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.
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
We are an "emerging growth company" and a smaller reporting company and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.
We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:
•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley Act");
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;
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
We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a "large accelerated filer," with at least $700.0 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

Even after we no longer qualify as an emerging growth company, we may still qualify as a "smaller reporting company," which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.
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
Our Fourth Amended and Restated Certificate of Incorporation, as amended ("Charter"), and our Amended and Restated Bylaws ("Bylaws") contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include, among other things:
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

Our Bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
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
The Delaware Forum Provision and the Federal Forum Provision in our Bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, the forum selection clauses in our Bylaws may limit our stockholders' ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were "facially valid" under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the U.S. may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
General Risk Factors
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to related compliance initiatives.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an "emerging growth company." We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage, particularly in light of recent cost increases related to coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
We may in the future discover material weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
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
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.
Our insurance policies are expensive and only protect us from some business risks, which will leave us exposed to significant uninsured liabilities.
We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include property, general liability, employment benefits liability, business automobile, workers' compensation, and directors' and officers', employment practices and fiduciary liability insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.
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

Federal agencies in the U.S., including the FDA, the SEC and other comparable regulatory authorities, operate pursuant to annual appropriations and other political and budgetary processes, and may from time to time be subject to continuing resolutions, funding lapses, or other fiscal restraints. The FDA is currently funded through September 30, 2026. The ability of the FDA and other comparable regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, leadership and policy changes, the FDA's or other comparable regulatory authorities' ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA's or other comparable regulatory authorities' ability to perform routine functions. Average review times at the FDA and other comparable regulatory authorities have fluctuated in recent years and may continue to fluctuate as a result of these factors. In addition, government funding of the SEC and other U.S. government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, including executive and congressional priorities, which is inherently fluid and unpredictable. For example, the Trump Administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise at the FDA, the SEC and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in 2025, changes and cuts in FDA staffing have been reported as resulting in delays in the FDA's responsiveness or in its ability to review IND submissions or marketing applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended June 30, 2026 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").
Recent Sales of Unregistered Equity Securities
None.
Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2026, our officers and directors took the following actions with respect to 10b5-1 trading arrangements:

Trading Arrangement
Name (Title)	Action	Date	Type of Trading Arrangement	Nature of Trading Arrangement	Aggregate Maximum Number of Shares that may be Sold	Expiration Date
Nathan Dowden (President and Chief Operating Officer)	Adopt	6/3/2026	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company's common stock pursuant to the terms of the plan	73,538(1)	6/5/2027
(1)For purposes of this disclosure, the shares included in this table reflect the aggregate maximum number of shares that may be sold under the 10b5-1 trading arrangement. This 10b5-1 trading arrangement covers RSUs, shares underlying stock options exercisable and shares held by the officer. The actual number of shares that may be sold under the 10b5-1 trading arrangement will be calculated as RSU vesting to satisfy tax withholding obligations pursuant to the Company's non-discretionary sell-to-cover requirement occurs.

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

4.2
Amended and Restated Investors' Rights Agreement among the Registrant and certain of its stockholders, effective as of March 29, 2021 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed by the Registrant on October 8, 2021).

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on June 24, 2024).

10.1#
Amendment No. 1 to Entrada Therapeutics, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 10, 2026).

10.2#	Amendment No. 1 to Entrada Therapeutics, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on June 10, 2026).

31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
____________________________
†    Filed herewith.
+    The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report and will not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 5, 2026

ENTRADA THERAPEUTICS, INC.

By:	/s/ Dipal Doshi
Name:	Dipal Doshi
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Kory Wentworth
Name:	Kory Wentworth
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)