Form 10-Q
period 2026-09-30
Entrada Therapeutics, Inc.
filed 2026-11-05
CIK 1689375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2026, the registrant had 39,150,334 shares of common stock, $0.0001 par value per share, outstanding.

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
•substantial doubt regarding our ability to continue as a going concern and our need to raise capital in the near term in order to maintain our operations;
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
•We have identified conditions that raise substantial doubt about our ability to continue as a going concern. If we fail to obtain additional financing or cannot obtain financing at the levels we require, we may be forced to delay, reduce or discontinue our plans and operations or unable to complete the development and commercialization of our product candidates.

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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$112,238	$90,394
Marketable securities	80,777	205,304
Restricted cash, current portion	—	658
Collaboration receivable	838	1,177
Prepaid expenses and other current assets	9,101	8,719
Total current assets	202,954	306,252
Property and equipment, net	5,213	7,313
Restricted cash	3,292	3,292
Right-of-use assets, operating leases	55,298	60,451
Other non-current assets	123	70
Total assets	$266,880	$377,378
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,865	$2,289
Accrued expenses and other current liabilities	16,279	17,682
Operating lease obligations, current portion	4,621	4,138
Deferred revenue	98	342
Total current liabilities	25,863	24,451
Operating lease obligations, net of current portion	42,692	46,794
Total liabilities	68,555	71,245
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, par value $0.0001; 150,000,000 shares authorized; 39,150,334 shares issued and outstanding as of September 30, 2026; and 38,284,221 shares issued and outstanding as of December 31, 2025	4	4
Additional paid‑in capital	593,693	578,571
Accumulated other comprehensive (loss) income	(56)	652
Accumulated deficit	(395,316)	(273,094)
Total stockholders' equity	198,325	306,133
Total liabilities and stockholders' equity	$266,880	$377,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$905	$1,614	$2,678	$24,122
Operating expenses:
Research and development	32,369	38,361	100,792	108,312
General and administrative	10,225	10,304	30,841	31,500
Total operating expenses	42,594	48,665	131,633	139,812
Loss from operations	(41,689)	(47,051)	(128,955)	(115,690)
Other income:
Interest and other income	1,974	3,571	6,833	11,936
Total other income	1,974	3,571	6,833	11,936
Loss before provision for income taxes	(39,715)	(43,480)	(122,122)	(103,754)
Provision for income taxes	27	654	100	832
Net loss	$(39,742)	$(44,134)	$(122,222)	$(104,586)
Net loss per share, basic and diluted	$(0.94)	$(1.06)	$(2.90)	$(2.53)
Weighted‑average common shares outstanding, basic and diluted	42,373,345	41,462,567	42,145,729	41,293,108
Other comprehensive (loss) gain
Unrealized (loss) gain on marketable securities	(122)	221	(708)	664
Total other comprehensive (loss) gain	(122)	221	(708)	664
Total comprehensive loss	$(39,864)	$(43,913)	$(122,930)	$(103,922)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2025	38,284,221	$4	$578,571	$652	$(273,094)	$306,133
Issuance of common stock upon exercise of stock options	10,104	—	100	—	—	100
Vesting of restricted stock units	526,291	—	—	—	—	—
Stock‑based compensation	—	—	4,744	—	—	4,744
Other comprehensive loss	—	—	—	(406)	—	(406)
Net loss	—	—	—	—	(39,717)	(39,717)
Balances at March 31, 2026	38,820,616	$4	$583,415	$246	$(312,811)	$270,854
Issuance of common stock upon exercise of stock options	16,923	—	30	—	—	30
Vesting of restricted stock units	41,979	—	—	—	—	—
Purchase of common stock under the employee stock purchase plan	57,151	—	320	—	—	320
Stock-based compensation	—	—	5,150	—	—	5,150
Other comprehensive loss	—	—	—	(180)	—	(180)
Net loss	—	—	—	—	(42,763)	(42,763)
Balances at June 30, 2026	38,936,669	$4	$588,915	$66	$(355,574)	$233,411
Vesting of restricted stock units	213,665	—	—	—	—	—
Stock-based compensation	—	—	4,778	—	—	4,778
Other comprehensive loss	—	—	—	(122)	—	(122)
Net loss	—	—	—	—	(39,742)	(39,742)
Balances at September 30, 2026	39,150,334	$4	$593,693	$(56)	$(395,316)	$198,325

	Common Stock		Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2024	37,574,538	$4	$558,061	$(43)	$(129,344)	$428,678
Issuance of common stock upon exercise of stock options	40,984	—	350	—	—	350
Vesting of early exercised options	1,676	—	14	—	—	14
Vesting of restricted stock units	325,085	—	—	—	—	—
Stock‑based compensation	—	—	5,087	—	—	5,087
Other comprehensive income	—	—	—	480	—	480
Net loss	—	—	—	—	(17,349)	(17,349)
Balances at March 31, 2025	37,942,283	$4	$563,512	$437	$(146,693)	$417,260
Issuance of common stock upon exercise of stock options	12,106	—	20	—	—	20
Vesting of restricted stock units	29,163	—	—	—	—	—
Purchase of common stock under the employee stock purchase plan	50,418	—	317	—	—	317
Stock-based compensation	—	—	5,048	—	—	5,048
Other comprehensive income	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(43,103)	(43,103)
Balances at June 30, 2025	38,033,970	$4	$568,897	$400	$(189,796)	$379,505
Issuance of common stock upon exercise of stock options	3,109	—	8	—	—	8
Vesting of restricted stock units	182,153	—	—	—	—	—
Stock-based compensation	—	—	5,116	—	—	5,116
Other comprehensive income	—	—	—	221	—	221
Net loss	—	—	—	—	(44,134)	(44,134)
Balances at September 30, 2025	38,219,232	$4	$574,021	$621	$(233,930)	$340,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENTRADA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(122,222)	$(104,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,316	3,210
Stock‑based compensation expense	14,672	15,251
Amortization/(accretion) of marketable securities	(1,255)	(3,038)
Changes in operating assets and liabilities:
Collaboration receivable	339	2,484
Prepaid expenses and other current assets	(382)	6,138
Right-of-use assets, operating leases	5,153	8,998
Other non-current assets	(53)	121
Accounts payable	2,576	(922)
Accrued expenses and other current liabilities	(1,403)	2,592
Income tax payable	—	(47)
Operating lease liabilities	(3,619)	(6,807)
Deferred revenue	(244)	(19,703)
Net cash used in operating activities	(104,122)	(96,309)
Cash flows from investing activities:
Purchases of property and equipment	(216)	(1,248)
Purchases of marketable securities	(23,666)	(123,140)
Maturities of marketable securities	148,740	212,077
Net cash provided by investing activities	124,858	87,689
Cash flows from financing activities:
Proceeds from exercise of stock options	130	378
Proceeds from issuance of common stock under the employee stock purchase plan	320	317
Net cash provided by financing activities	450	695
Net increase (decrease) in cash, cash equivalents and restricted cash	21,186	(7,925)
Cash, cash equivalents, and restricted cash at beginning of period	94,344	105,161
Cash, cash equivalents, and restricted cash at end of period	$115,530	$97,236
Supplemental cash flow disclosures:
Vesting of options early exercised subject to repurchase	$—	$14
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
In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Since its inception, the Company has incurred significant net losses and expects to continue to generate operating losses and negative operating cash flows for the foreseeable future. As of September 30, 2026, the Company had an accumulated deficit of $395.3 million. To date, the Company has funded its operations primarily through the sale of equity securities and collaboration payments.

The Company expects that its cash, cash equivalents and marketable securities of $193.0 million as of September 30, 2026 will be sufficient to fund its operations and capital expenditure requirements into the fourth quarter of 2027. This estimate is based on the Company's current operating plan and excludes the potential effects of any future financing events or milestone payments that may be received under the Vertex Agreement. These conditions raise substantial doubt about the Company's ability to continue as a going concern within 12 months from the date these condensed consolidated financial statements are issued.
The Company will need additional financing to pursue its business strategy and may pursue additional cash resources through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing or other arrangements. There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all.
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.
2. Summary of Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended

December 31, 2025, which was filed with the Securities and Exchange Commission (the "SEC") on February 26, 2026 (the "Annual Report"), except as described below.
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted, as is permitted by GAAP. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company's financial position as of September 30, 2026 and December 31, 2025, and results of operations for the interim periods ended September 30, 2026 and 2025.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. In particular, the standard will require more detailed information in the income tax rate reconciliation, as well as the disclosure of income taxes paid disaggregated by jurisdiction, among other enhancements. The standard is effective for annual reporting periods beginning after December 15, 2024 for public business entities ("PBEs") and for annual reporting periods beginning after December 15, 2025 for all other entities. Early adoption is permitted. The Company has availed itself of the extended transition period afforded to EGCs and will adopt this ASU in connection with filing its 2026 annual financial statements. ASU 2023-09 will result in the required additional disclosures being included in the Company’s annual consolidated financial statements.
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
3. Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. At September 30, 2026 and December 31, 2025, cash and cash equivalents include standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries.
As of September 30, 2026 and December 31, 2025, restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company's lease of its corporate facilities located at One Design Center Place, Boston, Massachusetts. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$112,238	$90,394
Restricted cash, current portion	—	658
Restricted cash, net of current portion	3,292	3,292
Total cash, cash equivalents and restricted cash	$115,530	$94,344
4. Marketable Securities
The following are summaries of the Company's marketable securities at September 30, 2026 and December 31, 2025 (in thousands).

	As of September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$67,869	$4	$(16)	$67,857
Corporate debt securities	4,974	—	(4)	4,970
Total securities with a maturity of one year or less	$72,843	$4	$(20)	$72,827

U.S. government agency securities and treasuries	7,990	—	(40)	7,950
Total securities with a maturity of more than one year	$7,990	$—	$(40)	$7,950
Total marketable securities	$80,833	$4	$(60)	$80,777

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$179,958	$494	$—	$180,452
Corporate debt securities	11,775	5	—	11,780
Total securities with a maturity of one year or less	$191,733	$499	$—	$192,232

U.S. government agency securities and treasuries	7,985	133	—	8,118
Corporate debt securities	4,934	20	—	4,954
Total securities with a maturity of more than one year	$12,919	$153	$—	$13,072
Total marketable securities	$204,652	$652	$—	$205,304

As of September 30, 2026, the Company had 8 marketable securities with a total fair market value of $44.8 million in an unrealized loss position. All of the Company's investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss). The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities as available for sale.

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

As of September 30, 2026 and December 31, 2025, $0.8 million and $1.4 million, respectively, of accrued interest receivable was included in prepaid expenses and other current assets.
5. Fair Value Measurements
The following tables present the Company's fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$111,988	$—	$—	$111,988
Marketable securities:
U.S. government agency securities and treasuries	—	75,807	—	75,807
Corporate bonds	—	4,970	—	4,970
Total	$111,988	$80,777	$—	$192,765

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$89,894	$—	$—	$89,894
Marketable securities:
U.S. government agency securities and treasuries	—	188,570	—	188,570
Corporate bonds	—	16,734	—	16,734
Total	$89,894	$205,304	$—	$295,198
(1)The cash equivalent amounts above do not include $0.3 million and $0.5 million of cash related to checking accounts included in cash and cash equivalents as of September 30, 2026 and December 31, 2025, respectively. These amounts are excluded as no valuation is needed for cash in checking accounts.
Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. The Company measures its debt securities at fair value on a recurring basis using inputs that are observable or can be corroborated by observable market data and classifies those instruments within Level 2 of the fair value hierarchy.

6. Property and Equipment, Net
Property and equipment, net consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Laboratory equipment	$13,684	$14,428
Furniture and fixtures	2,223	2,223
Computer equipment	465	409
Leasehold improvements	187	187
Property and equipment, gross	16,559	17,247
Less: accumulated depreciation	(11,346)	(9,934)
Property and equipment, net	$5,213	$7,313
Depreciation expense for the three months ended September 30, 2026 and 2025 was $0.7 million and $1.2 million, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $2.3 million and $3.2 million, respectively.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Employee compensation and benefits	$6,124	$8,045
External research and development expenses	8,527	8,048
General and administrative professional service expenses	659	415
Other	969	1,174
Total accrued expenses and other current liabilities	$16,279	$17,682
8. Common Stock and Preferred Stock
Common Stock
As of September 30, 2026 and December 31, 2025, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of common stock, par value $0.0001 per share.

As of both September 30, 2026 and December 31, 2025, there were pre-funded warrants outstanding to purchase 3,367,000 shares of common stock, with an exercise price of $0.0001 per share (the "Pre-Funded Warrants"). The Pre-Funded Warrants do not expire and are exercisable at any time, subject to certain ownership limitations. The Company classified the Pre-Funded Warrants as a component of permanent stockholders' equity within additional paid-in capital, and they were recorded at the issuance date at fair value.
In November 2025, the Company entered into a sales agreement (the "Sales Agreement"), with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC), acting as the Company's agent and/or principal (the "Sales Agent"), with respect to an "at the market offering" program under which the Company may, from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. During the three months ended September 30, 2026, there have been no sales of common stock pursuant to the Sales Agreement.
Shares Reserved for Future Issuance under Equity Compensation Plans

The Company has reserved the following shares of common stock for future issuance under equity compensation plans as of:

	September 30, 2026	December 31, 2025
Exercise of outstanding stock options	6,624,824	5,960,989
Vesting of outstanding restricted stock units	2,643,460	2,284,277
Vesting of outstanding performance stock units	441,250	438,500
Future awards under the 2021 Stock Option and Incentive Plan	1,177,847	1,383,679
Future awards under the 2021 Employee Stock Purchase Plan	1,755,292	1,429,601
Future awards under the 2025 Inducement Plan	466,850	79,380
Total shares of authorized common stock reserved for future issuance	13,109,523	11,576,426
Preferred Stock
As of September 30, 2026 and December 31, 2025, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share, in one or more series and to fix the rights, preferences, privileges and restrictions thereof. As of September 30, 2026 and December 31, 2025, there were no shares of undesignated preferred stock issued or outstanding.
9. Stock-Based Compensation
Stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses	$2,328	$2,276	$6,868	$6,783
General and administrative expenses	2,450	2,840	7,804	8,468
Total	$4,778	$5,116	$14,672	$15,251
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted during the nine months ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Risk‑free interest rate	3.70%	4.03%
Expected volatility	85%	79%
Expected dividend yield	—	—
Expected term (in years)	6.00	6.00

Stock Options
The following table summarizes the Company's stock option activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted‑ Average Exercise Price

Outstanding as of December 31, 2025	5,960,989	$11.73
Granted	903,025	11.07
Exercised	(27,027)	4.83
Forfeited	(212,163)	13.50
Outstanding as of September 30, 2026	6,624,824	$11.61
Exercisable as of September 30, 2026	4,986,409	$11.62

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2026 and 2025 was $8.12 per share and $7.74 per share, respectively. As of September 30, 2026, there was $12.0 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.6 years.
Restricted Stock Units
During the nine months ended September 30, 2026, restricted stock units ("RSUs") were granted to employees with vesting conditions based on continued service over time. Accordingly, stock-based compensation expense for such awards is recognized using a straight-line attribution model over the vesting term of each RSU. The fair value of each RSU is based on the closing price of the Company's common stock on the date of grant.
A summary of restricted stock activity during the nine months ended September 30, 2026 is as follows:

	Shares	Weighted‑ Average Grant‑Date Fair Value
Unvested as of December 31, 2025	2,284,277	$12.76
Granted	1,291,895	$11.08
Vested	(781,935)	$13.12
Forfeited	(150,777)	$12.52
Unvested as of September 30, 2026	2,643,460	$11.84
As of September 30, 2026, there was $25.8 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 2.6 years.
Performance Stock Units
As of September 30, 2026 and December 31, 2025, there were 441,250 and 438,500 performance stock units ("PSUs") outstanding, respectively. During the nine months ended September 30, 2026, 243,750 PSUs were granted and 241,000 PSUs were forfeited. The outstanding PSUs will vest upon achievement of certain clinical milestones and continued employment thereafter.
As of September 30, 2026, no PSUs have vested and no stock-based compensation expense has been recognized as achievement of the performance conditions was not deemed probable. As of September 30, 2026, there was $4.6 million of unrecognized stock-based compensation expense related to unvested PSUs.

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

There were no significant income tax provisions or benefits recorded for the three and nine months ended September 30, 2026. The Company recorded income tax expense of $0.7 million for the three months ended September 30, 2025 and $0.8 million for the nine months ended September 30, 2025. For the three and nine months ended September 30, 2025, the income tax provision recorded was primarily driven by adjustments made upon the finalization of tax returns.
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

The Company determined that the Vertex Agreement contains two performance obligations: (1) the combination of the exclusive license and the performance of the research activities for VX-670 ("Performance Obligation One") and (2) research activities performed on additional EEV-based therapeutic candidates for the potential treatment of DM1 ("Performance Obligation Two"). As of September 30, 2026, Performance Obligation One is complete and the Company continues to perform research activities for Performance Obligation Two.

During the three months ended September 30, 2026, the Company recognized $0.9 million in revenue under the Vertex Agreement, including $0.8 million of cost reimbursements and $0.1 million from amounts that were recorded in deferred revenue as of December 31, 2025. During the nine months ended September 30, 2026, the Company recognized $2.7 million in revenue under the Vertex Agreement, including $2.4 million of cost reimbursements and $0.3 million from amounts that were recorded in deferred revenue as of December 31, 2025.

During the three months ended September 30, 2025, the Company recognized $1.6 million of revenue under the Vertex Agreement, including $1.2 million of cost reimbursements and $0.4 million from amounts recorded in deferred revenue as of December 31, 2024. During the nine months ended September 30, 2025, the Company recognized $24.1 million of revenue under the Vertex Agreement, including $4.0 million of cost reimbursements and $20.1 million from amounts recorded in deferred revenue as of December 31, 2024.

The aggregate amount of the transaction price allocated to the Company's unsatisfied performance obligation recorded in deferred revenue at September 30, 2026 is $0.1 million. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining term of the Research Plan.

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
The following table illustrates the determination of basic and diluted net loss per share for each period presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(39,742)	$(44,134)	$(122,222)	$(104,586)
Denominator:
Weighted‑average common shares outstanding, basic and diluted	42,373,345	41,462,567	42,145,729	41,293,108

Net loss per share, basic and diluted	$(0.94)	$(1.06)	$(2.90)	$(2.53)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unvested restricted stock units	2,643,460	2,357,675	2,643,460	2,357,675
Unvested performance stock units	441,250	438,500	441,250	438,500
Stock options to purchase common stock	6,624,824	5,947,177	6,624,824	5,947,177
	9,709,534	8,743,352	9,709,534	8,743,352

14. Segment Information

The Company manages its operations as a single segment. The Company's Chief Operating Decision Maker ("CODM"), its Chief Executive Officer, manages the Company's operations on a consolidated basis for the purposes of assessing performance and making operating decisions. The segment measure of profit or loss is consolidated net loss.

The following table presents selected financial information with respect to the Company's single operating segment for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$905	$1,614	$2,678	$24,122
Less:
Research and development expenses
Direct research and development expenses
ENTR-601-44	6,245	6,568	18,213	15,748
ENTR-601-45	4,467	3,543	11,098	10,978
ENTR-601-50	254	3,164	3,350	5,896
ENTR-601-51	794	2,807	4,391	6,488
DMD franchise-wide(1)	1,475	883	6,700	2,595
Collaboration services	293	534	828	1,937
Ocular programs	863	791	1,973	1,603
Other preclinical and discovery	511	490	1,517	2,159
Unallocated research and development expenses
Personnel related (including stock-based compensation)	11,948	11,549	35,785	37,536
Facility related and other	5,519	8,032	16,937	23,372
Total research and development expenses	32,369	38,361	100,792	108,312
General and administrative expenses	10,225	10,304	30,841	31,500
Interest and other income	1,974	3,571	6,833	11,936
Provision for (benefit from) income taxes	27	654	100	832
Net loss	$(39,742)	$(44,134)	$(122,222)	$(104,586)
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
Overview

We are a clinical-stage biopharmaceutical company aiming to transform the lives of patients by establishing a new class of medicines that engage intracellular targets that have long been considered inaccessible. Through proprietary, versatile and modular approaches, we are advancing a robust development portfolio of genetic medicines for the potential treatment of neuromuscular and inherited retinal diseases, among others. In 2026, we have been actively progressing our ELEVATE-44 and ELEVATE-45 clinical trials. In addition, our VX-670 partnership with Vertex Pharmaceuticals Incorporated ("Vertex") continues to progress, with Vertex on track to share interim results in the second half of 2026. In addition to the ELEVATE-45-201 Cohort 1 results included in this Quarterly Report, we anticipate additional ELEVATE-44-201 Cohort 1 open-label data by the end of 2026. We anticipate topline data from Cohort 2 of our ELEVATE-44-201 multiple ascending dose ("MAD") trial in the first quarter of 2027 and to report our Cohort 2 ELEVATE-45-201 MAD data in the first half of 2027. We expect that our cash, cash equivalents and marketable securities of $193.0 million as of September 30, 2026 will be sufficient to fund our operations and capital expenditure requirements into the fourth quarter of 2027.

Clinical-Stage Development Pipeline:

Entrada continues to advance multiple clinical programs in people living with Duchenne muscular dystrophy ("DMD") in the United Kingdom ("U.K."), European Union ("EU") and United States ("U.S."). In 2026, we have four clinical-stage programs in our DMD franchise (ENTR-601-44, ENTR-601-45, ENTR-601-50 and ENTR-601-51, which has completed CTA-enabling studies but has not yet filed a regulatory application). When combined, we estimate that there are over 11,500 patients in the U.S. and Europe that carry mutations amenable to Entrada's current exon skipping programs. Complementing the ongoing clinical progress of the DMD franchise is the myotonic dystrophy type 1 ("DM1") partnership with Vertex ("VX-670"). Each of these programs utilize the same endosomal escape vehicle, and as such, we anticipate initial data readouts from any one of the candidate clinical trials to provide critical insights for the rest.

ELEVATE-44-201: All eight of the previously treated and placebo participants from Cohort 1 have received their final dose in the 6-dose open-label period of the study and have rolled into the long-term extension (LTE) study. Data from the open-label period remains on track to be received by the end of 2026. A continuation of safety and functional benefit in the open-label period of the study would strengthen the competitive profile of the program. Enrollment is complete for Cohort 2 of the global Phase 1/2 MAD portion of the study at the increased dose of 12 mg/kg, and we expect to report topline results including safety, exon skipping, dystrophin and functional readouts in the first quarter of 2027. Data from Cohort 3 will follow. In the third quarter of 2026, an independent Data Monitoring Committee ("DMC"), per study protocol, reviewed all available safety and pharmacokinetics data from Cohort 2 of the double-blind, placebo-controlled, MAD portion of ELEVATE-44-201. The DMC recommended initiation of the Cohort 3 dose at 18 mg/kg, a dose escalation from 12 mg/kg in Cohort 2. We anticipate seeing an increase in dystrophin and improvements in functional responses as we increase dosing amounts in the second and third cohorts. We also intend to open an expansion cohort to increase the number of participants treated in the ELEVATE-44-201 study, as this study has been designed to support an accelerated approval in the U.S.

ELEVATE-44-102: We believe this clinical trial, in the underserved adult patient population, would be best to initiate at the highest advisable starting dose in patients with advanced disease. Following a review of safety, pharmacokinetic and pharmacodynamic data from our lead programs in the U.K. and EU, we will continue to engage with the FDA and will provide an update on the clinical study design and timing when appropriate.

ELEVATE-45-201: We reported data from Cohort 1 (5 mg/kg) in October 2026. Study participants in Cohort 1 received three doses of 5 mg/kg of ENTR-601-45 or placebo. Topline results met the primary objective of a favorable safety and tolerability profile. Importantly, no hypomagnesemia or renal safety concerns were noted. The secondary objectives also met our expectations. A 0.10% mean increase in dystrophin and a 0.15% mean increase in exon skipping compared with baseline levels was observed in treated participants. All participants from Cohort 1 have transitioned into the open-label, Phase 2 portion of the study. Cohort 2 is dosing at 10 mg/kg and is ongoing. Data from Cohort 2 is expected in the first half of 2027, and data from Cohort 3 (up to 15 mg/kg) is expected to follow. The ELEVATE-45-201 clinical trial design and dosing regimen is similar to ELEVATE-44-201, incorporating a MAD Phase 1 portion, a 6 dose open-label Phase 2 portion and an expansion cohort. We expect ENTR-601-45, at higher doses, has the potential to be both best in class and to be the first PMO-conjugate to generate clinically meaningful data in a population where low single digit competitive dystrophin production has been observed to date. In October 2026, the U.S. FDA Office of Orphan Products Development (OOPD) granted orphan drug designation for ENTR-601-45 for the treatment of DMD.

ELEVATE-LTE: A LTE platform study protocol (ENTR-DMD-202) was accepted by U.K. and European authorities, and patients who have completed the open-label portion of their Phase 1/2 trials are eligible to roll over into the LTE. This is a Phase 2, open-label long-term extension study in participants with Duchenne muscular dystrophy amenable to exon skipping to assess the long-term safety, tolerability, pharmacokinetics, and efficacy of endosomal escape vehicle phosphorodiamidate morpholino oligomer platform products which will enable continued access to drug for study participants while collecting longer-term safety and efficacy data, including functional measures.

ELEVATE-50-201 and ENTR-601-51: We expect to submit additional regulatory applications following a review of data from the ongoing trials of our lead programs. We are evaluating a variety of options to optimize clinical study execution, and we expect to provide more specific timeline guidance as the new strategy is finalized.

VX-670: Vertex has completed enrollment and dosing in the MAD portion of the GALILEO global Phase 1/2 clinical trial of VX-670 in people with DM1. The study is assessing both safety and preliminary efficacy, as measured by the change from baseline in the splicing index on muscle biopsy as well as other endpoints, including those that evaluate muscle function and strength, such as video hand opening time (vHOT) and quantitative muscle testing (QMT) score. Vertex is on track to share interim results from the GALILEO study in the second half of 2026.

Expanding Preclinical Pipeline:

The Company has advanced two ocular programs into lead optimization for the potential treatment of inherited retinal diseases. Both programs are novel oligonucleotide-based therapeutics with the potential to address areas of high unmet need. In December 2025, Entrada announced its first ocular clinical candidate, ENTR-801, for the potential treatment of Usher syndrome type 2A ("USH2A"). The Company plans to nominate a second clinical candidate in ocular diseases by year-end 2026 and continues to explore novel targets to address both rare and more common retinal conditions. From a strategic point of view, progress in a new therapeutic area enables portfolio diversification in the form of tissue type, route of administration and regulatory pathway. At the same time, however, as in our neuromuscular franchise, initial targets are selected based on well-understood biology, significant unmet need, translational clarity and the potential to differentiate based on our proprietary technologies and capabilities.

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

ENTR-601-45-201 (ELEVATE-45-201) Phase 1/2 Cohort 1 Results

Clinical Trial Overview

ELEVATE-45-201 is a global, two-part, randomized, double-blind, placebo-controlled Phase 1/2 study evaluating the safety, tolerability and effectiveness of ENTR-601-45 in ambulatory participants ages four to twenty with DMD who are exon 45 skipping amenable. The multiple ascending dose Part A portion of the study is evaluating the safety, pharmacokinetics, pharmacodynamics and functional parameters following intravenous administration of ENTR-601-45 to study participants in three cohorts at sites in the U.K. and EU. The MAD portion of the study enrolled eight participants with DMD in Cohort 1. They were randomized 3:1 to receive ENTR-601-45 at a dose of 5 mg/kg or placebo, administered intravenously. During this double-blind period, doses were administered on days one, 43 and 85, and muscle biopsies were performed at the time of screening and at six weeks after the last dose. Following the initial three doses administered in Part A, all participants continued into the Phase 2, open-label portion in which the safety and efficacy of ENTR-601-45 are evaluated over a longer period of time.

Summary of Demographics and Baseline Patient Characteristics

The average age of treated participants in Cohort 1 was 6.3 years old with a mean age of diagnosis of 1.9 years. Per protocol, all participants were ambulatory and all were on a stable dose of steroids.

Safety and Tolerability Data

Cohort 1 achieved its primary objective, demonstrating a generally favorable safety and tolerability profile. Most treatment emergent adverse events ("TEAEs") were mild to moderate. One participant experienced two serious TEAEs (vomiting and pyrexia), both of which resolved. No discontinuations were reported. All study participants in Cohort 1 have now progressed to the open-label, Phase 2 portion of the study, where they will all receive six doses of 5 mg/kg of ENTR-601-45. The most common TEAE seen was headache.

Importantly, clinically relevant markers of kidney function including eGFR, Cystatin-C and magnesium were generally within normal ranges and treated subjects were comparable to placebo. Participant level data is presented below.

We believe these results to be encouraging, given that the kidney has historically been the organ of toxicity concern for PMO-based oligonucleotides and peptide conjugates in particular, and because similarly favorable safety was observed for ENTR-601-44 at 6 mg/kg in the Phase 1 healthy normal volunteer trial disclosed in 2024 and in the first cohort of the Phase 1/2 ELEVATE-44-201 trial disclosed in the first quarter of 2026.

Exon Skipping, Dystrophin and Functional Benefit

Plasma ENTR-601-45 exposures at the initial dose of 5 mg/kg were relatively low and consistent with those predicted by juvenile non-human primate ("NHP") data. Despite the low exposures, a mean increase of 0.10% (n = 6, nominal p = 0.03) from baseline in dystrophin production was observed in study participants who received ENTR-601-45 versus a 0.02% mean decrease from baseline in study participants who received placebo. We also observed a mean increase of 0.15% (n = 5, no p-value calculated) from baseline in exon skipping in study participants who received ENTR-601-45 versus a 0.04% mean decrease from baseline in study participants who received placebo.

Based on the age of Cohort 1 participants and baseline levels of function, no functional benefit was expected or observed after three doses of ENTR-601-45. Based on Cohort 1 and juvenile NHP pharmacokinetic data observed to date, we believe that higher doses in future cohorts may result in greater increases in dystrophin production.

Clinical Trial Progress

All study participants in Cohort 1 have now progressed to the open-label, Phase 2 portion of the study, where they are receiving six additional doses of 5 mg/kg of ENTR-601-45. Additional study participants are now being dosed in Cohort 2, in which they will receive placebo or three doses of 10 mg/kg of ENTR-601-45. We expect topline safety and efficacy results from Cohort 2 in the first half of 2027.

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
Income Taxes
Provision for income tax expense (benefit) recorded in any interim period is based on the estimated effective tax rate for the fiscal year for those tax jurisdictions that can be reliably estimated. There were no significant income tax provisions or benefits recorded for the three and nine months ended September 30, 2026. The Company recorded income tax expense of $0.7 million for the three months ended September 30, 2025 and $0.8 million for the nine months ended September 30, 2025. For the three and nine months ended September 30, 2025, the income tax provision recorded was primarily driven by adjustments made upon the finalization of tax returns.
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

Results of Operations
Comparison of the three months ended September 30, 2026 and 2025

	Three Months Ended September 30,
(in thousands)	2026	2025	Change
Collaboration revenue	$905	$1,614	$(709)
Operating expenses:
Research and development	32,369	38,361	(5,992)
General and administrative	10,225	10,304	(79)
Total operating expenses	42,594	48,665	(6,071)
Loss from operations	(41,689)	(47,051)	5,362
Other income:
Interest and other income	1,974	3,571	(1,597)
Total other income	1,974	3,571	(1,597)
Loss before provision for income taxes	(39,715)	(43,480)	3,765
Provision for income taxes	27	654	(627)
Net loss	$(39,742)	$(44,134)	$4,392
Collaboration Revenue

Collaboration revenue was $0.9 million for the three months ended September 30, 2026 and $1.6 million for the three months ended September 30, 2025.
Research and Development Expenses

	Three Months Ended September 30,
(in thousands)	2026	2025	Change
Direct research and development expenses
ENTR-601-44	$6,245	$6,568	$(323)
ENTR-601-45	4,467	3,543	924
ENTR-601-50	254	3,164	(2,910)
ENTR-601-51	794	2,807	(2,013)
DMD franchise-wide(1)	1,475	883	592
Collaboration services	293	534	(241)
Ocular programs	863	791	72
Other preclinical and discovery	511	490	21
Unallocated research and development expenses
Personnel related (including stock-based compensation)	11,948	11,549	399
Facility related and other	5,519	8,032	(2,513)
Total research and development expenses	$32,369	$38,361	$(5,992)

(1)Represents manufacturing and clinical costs that support across the Company's product candidates targeting DMD.
Research and development expenses were $32.4 million for the three months ended September 30, 2026, compared to $38.4 million for the three months ended September 30, 2025. The decrease of $6.0 million in research and development expenses was primarily attributable to:
•a decrease of $3.9 million in direct research and development expenses, primarily driven by lower preclinical costs for the Company’s Duchenne programs; and
•a decrease of $2.1 million in unallocated research and development expenses, primarily driven by a decrease in facility related and other costs of $2.5 million, offset by an increase in personnel costs of $0.4 million. Personnel costs are inclusive of stock-based compensation expense of $2.3 million for the three months ended September 30, 2026 and 2025.
We expect that our research and development expenses will increase as we continue to advance our Duchenne franchise through clinical trials, advance our ocular programs through preclinical development and into clinical trials and continue to perform discovery work for future product candidates.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2026 were $10.2 million, compared to $10.3 million for the three months ended September 30, 2025.
Interest and Other Income
Total interest and other income was $2.0 million for the three months ended September 30, 2026, compared to $3.6 million of interest and other income for the three months ended September 30, 2025. The decrease was driven by changes in interest earned from debt securities and money market funds as well as a decrease in the amount of marketable securities held.
Comparison of the nine months ended September 30, 2026 and 2025

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Collaboration revenue	$2,678	$24,122	$(21,444)
Operating expenses:
Research and development	100,792	108,312	(7,520)
General and administrative	30,841	31,500	(659)
Total operating expenses	131,633	139,812	(8,179)
Loss from operations	(128,955)	(115,690)	(13,265)
Other income:
Interest and other income	6,833	11,936	(5,103)
Total other income	6,833	11,936	(5,103)
Loss before provision for income taxes	(122,122)	(103,754)	(18,368)
Provision for income taxes	100	832	(732)
Net loss	$(122,222)	$(104,586)	$(17,636)
Collaboration Revenue
Collaboration revenue was $2.7 million for the nine months ended September 30, 2026 and $24.1 million for the nine months ended September 30, 2025. The decrease of $21.4 million was primarily a result of us substantially completing our research plan activities for VX-670 during the first quarter of 2025. We continue to perform research activities on additional EEV-based therapeutic candidates for the potential treatment of DM1 pursuant to the Vertex Agreement.

Research and Development Expenses

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Direct research and development expenses
ENTR-601-44	$18,213	$15,748	$2,465
ENTR-601-45	11,098	10,978	120
ENTR-601-50	3,350	5,896	(2,546)
ENTR-601-51	4,391	6,488	(2,097)
DMD franchise-wide(1)	6,700	2,595	4,105
Collaboration services	828	1,937	(1,109)
Ocular programs	1,973	1,603	370
Other preclinical and discovery	1,517	2,159	(642)
Unallocated research and development expenses
Personnel related (including stock-based compensation)	35,785	37,536	(1,751)
Facility related and other	16,937	23,372	(6,435)
Total research and development expenses	$100,792	$108,312	$(7,520)
(1)Represents manufacturing and clinical costs that support across the Company's product candidates targeting DMD.
Research and development expenses were $100.8 million for the nine months ended September 30, 2026, compared to $108.3 million for the nine months ended September 30, 2025. The decrease of $7.5 million in research and development expenses was primarily attributable to:
•a decrease of $8.2 million in unallocated research and development expenses driven by a decrease in facility related and other costs of $6.4 million and a decrease in personnel costs of $1.8 million. Personnel costs are inclusive of stock-based compensation expense of $6.9 million and $6.8 million for the nine months ended September 30, 2026 and 2025, respectively; and
•an increase of $0.7 million in direct research and development expenses, driven by higher clinical and manufacturing costs for our Duchenne programs, partially offset by lower preclinical costs for our Duchenne programs and lower costs related to our collaboration with Vertex and other preclinical and discovery activities.
We expect that our research and development expenses will increase as we continue to advance our Duchenne franchise through clinical trials, advance our ocular programs through preclinical development and into clinical trials and continue to perform discovery work for future product candidates.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2026 were $30.8 million, compared to $31.5 million for the nine months ended September 30, 2025. The decrease of $0.7 million was primarily attributable to a decrease in professional services.
Interest and Other Income
Total interest and other income was $6.8 million for the nine months ended September 30, 2026, compared to $11.9 million of interest and other income for the nine months ended September 30, 2025. The decrease was driven by changes in interest earned from debt securities and money market funds as well as a decrease in the amount of marketable securities held.

Liquidity and Capital Resources
Overview
Since our inception, we have devoted substantially all our resources to research and development efforts relating to our EEV Platform, advancing development of our portfolio of genetic medicines for the potential treatment of neuromuscular and inherited retinal diseases and administrative support for these operations, including raising capital.
Since inception, we have incurred significant net losses and we expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we advance our platform and therapeutic candidates. As of September 30, 2026, we had an accumulated deficit of $395.3 million. We will not generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more therapeutic candidates, if ever. If we obtain regulatory approval for any therapeutic candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.
We expect that our cash, cash equivalents and marketable securities of $193.0 million as of September 30, 2026 will be sufficient to fund our operations and capital expenditure requirements into the fourth quarter of 2027. This estimate is based on our current operating plan and excludes the potential effects of any future financing events or milestone payments that may be received under the Vertex Agreement. These conditions raise substantial doubt about our ability to continue as a going concern within 12 months from the date these condensed consolidated financial statements are issued.
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
Sources of Liquidity
To date, we have raised over $850.0 million of gross proceeds from sales of stock to leading biotechnology investors and from the Vertex Agreement. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $193.0 million.
In November 2025, we entered into a sales agreement (the "Sales Agreement"), with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC), acting as our agent and/or principal (the "Sales Agent"), with respect to an "at the market offering" program under which we may, from time to time, at our sole discretion, issue and sell shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. During the three months ended September 30, 2026, there have been no sales of common stock pursuant to the Sales Agreement.

Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(104,122)	$(96,309)
Net cash provided by investing activities	124,858	87,689
Net cash provided by financing activities	450	695
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,186	$(7,925)
Operating Activities
For the nine months ended September 30, 2026, net cash used in operating activities was $104.1 million and was driven by our net loss of $122.2 million, net cash provided by changes in our operating assets and liabilities of $2.4 million, adjustments for non-cash expenses relating to stock-based compensation expense of $14.7 million and depreciation expense of $2.3 million, and adjustments for non-cash income relating to accretion of premiums and discounts of $1.3 million.
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
Investing Activities
Net cash provided by investing activities was $124.9 million for the nine months ended September 30, 2026, consisting primarily of $148.8 million from the maturities of marketable securities, partially offset by $23.7 million in purchases of marketable securities and $0.2 million of purchases of property and equipment.
Net cash provided by investing activities was $87.7 million for the nine months ended September 30, 2025, consisting primarily of $212.1 million from the maturities of marketable securities, partially offset by $123.1 million in purchases of marketable securities and $1.3 million of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $0.5 million for the nine months ended September 30, 2026, consisting of $0.2 million in proceeds from stock option exercises and $0.3 million from the issuance of common stock under our 2021 Employee Stock Purchase Plan, as amended (the "2021 ESPP").
Net cash provided by financing activities was $0.7 million for the nine months ended September 30, 2025, consisting of $0.4 million in proceeds from stock option exercises and $0.3 million from the issuance of common stock under the 2021 ESPP.
Future Funding Requirements
We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our programs. Our operating expenses and future funding requirements are expected to increase substantially as we continue to advance our portfolio of programs. We expect that our cash, cash equivalents and marketable securities of $193.0 million as of September 30, 2026 will be sufficient to fund our operations and capital expenditure requirements into the fourth quarter of 2027.

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

Contractual Obligations and Commitments
Lease Commitments
During the nine months ended September 30, 2026, there were no material changes to our lease commitments from those described in Note 11, Leases, of our financial statements in the Annual Report.
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
We have also entered into license agreements under which we are obligated to make certain payments. During the nine months ended September 30, 2026, there were no material changes to our commitments and contingencies related to our license agreements from those described in "Business—Intellectual property— License agreement with The Ohio State University" and Note 11, Commitments and Contingencies, to our financial statements in the Annual Report. For additional information regarding our license agreements, refer to Note 11, Commitments and Contingencies, to our condensed consolidated financial statements in this Quarterly Report.
Emerging Growth Company and Smaller Reporting Company Status
We are an "emerging growth company" ("EGC") under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act"), for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of delayed adoption of new or revised accounting standards and, therefore, we will be subject to the same requirements to adopt new or revised accounting standards as private entities. Upon ceasing to be an EGC, we will be required to adopt any such deferred standards as of the effective dates applicable to public companies.
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

Effective as of December 31, 2026, the last day of the fiscal year following the fifth anniversary of the closing of our IPO, we will no longer qualify as an EGC. As a result, commencing with our Annual Report on Form 10-K for the fiscal year ending December 31, 2026, we will no longer be eligible to take advantage of certain exemptions from various reporting requirements that are applicable to EGCs.

We are also a "smaller reporting company" because the market value of our stock held by non-affiliates was less than $250 million as of June 30, 2025. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. Even after we cease to be an EGC, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies for so long as we remain a smaller reporting company. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any significant revenue from product sales. We have incurred significant net losses since inception. As of September 30, 2026, we had an accumulated deficit of $395.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.
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

The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies of our development programs, continue to initiate clinical trials for our therapeutic candidates and seek regulatory approval for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Failing to raise capital when needed or on attractive terms could force us to delay, reduce or eliminate our research and development programs or any future commercialization efforts. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of September 30, 2026 will be sufficient to fund our operations and capital expenditure requirements into the fourth quarter of 2027, but not for at least 12 months from the date the condensed consolidated financial statements included in this Quarterly Report are issued. As a result, there is substantial doubt about our ability to continue as a going concern. See "—We have identified conditions that raise substantial doubt about our ability to continue as a going concern" below. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in November 2025, we entered into a sales agreement (the "Sales Agreement") with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) acting as our agent and/or principal (the "Sales Agent"), with respect to an "at the market offering" program under which we may offer and sell, from time to time, at our sole discretion, shares of common stock having an aggregate offering price of up to $150.0 million through the Sales Agent. However, there can be no assurance that the Sales Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate, and the substantial doubt about our ability to continue as a going concern may make it more difficult to raise capital on acceptable terms, or at all. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our therapeutic candidates. Our future capital requirements will depend on many factors, including, but not limited to:
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
We have identified conditions that raise substantial doubt about our ability to continue as a going concern. If we fail to obtain additional financing or cannot obtain financing at the levels we require, we may be forced to delay, reduce or discontinue our plans and operations or unable to complete the development and commercialization of our product candidates.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern. We have had no revenues from product sales and have incurred operating losses since inception. We expect to continue to incur significant expenses in connection with the development of our product candidates and, if approved, their commercialization. Based on our current operating plans, we believe that our cash, cash equivalents and marketable securities as of September 30, 2026 will be sufficient to fund our operations and capital expenditure requirements into the fourth quarter of 2027, but not for at least 12 months from the date the condensed consolidated financial statements included in this Quarterly Report are issued. As a result, there is substantial doubt about our ability to continue as a going concern. Our estimates of future cash requirements are based on assumptions that may prove incorrect, and we may need additional capital sooner than currently anticipated. We will need additional financing to pursue our business strategy and may pursue additional cash resources through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing or other arrangements. There is no assurance that we will be successful in obtaining sufficient funding on acceptable terms, if at all.

We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities in the future, the percentage ownership of our current stockholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may be forced to delay, reduce or discontinue our research and development programs or clinical trials, limit our operations or forgo potential business opportunities, which could significantly and materially restrict our operations.

Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited.
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
The results from preclinical studies or clinical trials of a therapeutic candidate may not predict the results of later clinical trials of the therapeutic candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have completed certain preclinical studies of our therapeutic candidates, a healthy normal volunteer study and one multi-ascending dose cohort in patients for ENTR-601-44 and ENTR-601-45, respectively, we do not know whether these therapeutic candidates will perform in current or future clinical trials as they have performed in these prior studies. The positive results we have observed for our therapeutic candidates in early, non-GLP preclinical studies and animal models may not be predictive of our current or future clinical trials in humans. Furthermore, for some indications that we are pursuing there are no animal models that adequately mirror the human disease to predict any level of positive results. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many therapeutic candidates fail in clinical trials despite very promising early results. Unexpected observations or toxicities observed in our IND-enabling studies for example, could delay clinical trials for ENTR-601-50, ENTR-601-51, ENTR-801 or our other development programs. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and companies that have believed their therapeutic candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA approval. Additionally, we are utilizing both a blinded multi-ascending dose portion and an "open-label" portion in our ongoing clinical studies of ENTR-601-44 and ENTR-601-45 and may also do so for future clinical trials. In the ENTR-601-44 Phase 1/2 trial, patients from Cohort 1 have now completed both the double blind placebo control dosing regimen and a 6 dose open-label regimen where all participants were administered the therapeutic candidate. Similarly, all of the ENTR-601-45 Phase 1/2 Cohort 1 patients have enrolled in a 6 dose open-label regimen where all participants are administered the therapeutic candidate. The open-label period may be subject to various limitations that may exaggerate any therapeutic effect as patients are aware that they are receiving the experimental treatment and physicians are aware that all the patients are receiving the experimental treatment. Reported outcomes may be subject to a "patient bias" where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, reported outcomes may be subject to an "investigator bias" where those assessing and reviewing the physiological outcomes of the clinical trials, being aware that all patients have received treatment, may interpret the information more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our therapeutic candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.
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
From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim, preliminary or topline data from our clinical studies. Interim, topline or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, topline or interim data and final data could significantly harm our business prospects. This would include such adverse differences, should they occur, in connection with our previously disclosed data from Cohort 1 of participants with DMD treated with ENTR-601-44 in our Phase 1/2 ELEVATE-44-201 study, as well as any adverse differences, should they occur, in connection with our previously disclosed data from Cohort 1 of participants with DMD treated with ENTR-601-45 in our Phase 1/2 ELEVATE-45-201 study.
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

Regulatory authorities in some jurisdictions, including the United States and the EU, may also designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a therapeutic candidate as an orphan drug if it is a drug intended to treat a rare condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission may grant orphan designation to a product if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five (5) in ten thousand (10,000) persons in the EU when the application is made, or (ii) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there is no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the product would be of significant benefit to those affected by that condition. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Orphan drug designation may also entitle the therapeutic to additional exclusivity in the United States. Similar benefits, including a ten year period of market exclusivity, are available to orphan products in the EU. In 2022, the FDA granted orphan drug designation to ENTR-601-44. In October 2026, the FDA granted orphan drug designation for ENTR-601-45. Even after obtaining orphan drug designation for ENTR-601-44 and ENTR-601-45, and even if we are able to obtain orphan drug designation for any other therapeutic candidate, we may not be able to obtain or maintain orphan drug exclusivity for ENTR-601-44, ENTR-601-45 or any other therapeutic candidate.
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
We will face an inherent risk of clinical trial and product liability exposure related to the testing of any therapeutic candidates we may develop in clinical trials, and we will face an even greater risk if we commercially sell any products that we may develop. While we currently have no therapeutic candidates that have been approved for commercial sale, the future use of therapeutic candidates by us in our current and future clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. If we cannot successfully defend ourselves against claims that our therapeutic candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
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

We engage a number of third-party suppliers and service providers to supply critical goods and services, such as contract research services, contract manufacturing services and information technology services. Disruptions to the business, financial stability or operations of these suppliers and service providers, including due to strikes, labor disputes or other disruptions to the workforce, for instance, if employees are not able to come to work, or to their willingness and ability to produce or deliver such products or provide such services in a manner that satisfies the requirements put forth by the authorities, or in a manner that satisfies our own requirements, could affect our ability to develop and market our future therapeutic candidates on a timely basis. If these suppliers and service providers were unable or unwilling to continue to provide their products or services in the manner expected, or at all, we could encounter difficulty finding alternative suppliers. For example, we currently rely on foreign CROs and CMOs to manufacture our clinical materials, and may rely on foreign CROs and CMOs in the future. Foreign CMOs may be subject to U.S. legislation or investigations, sanctions, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies and could adversely affect our financial condition and business prospects. For example, on December 18, 2025, the National Defense Authorization Act for Fiscal Year 2026 ("NDAA") was enacted, which includes Section 851, commonly referred to as the "BIOSECURE Act." The BIOSECURE Act restricts U.S. federal agencies and contractors from procuring certain biotechnology equipment or services from, or entering into contracts with, entities that use biotechnology equipment or services from designated "biotechnology companies of concern," and from expending certain federal loan or grant funds for such equipment or services. While the BIOSECURE Act is primarily directed at U.S. government procurement and funding and has not yet been fully implemented through final regulations, there remains a continued policy interest in limiting U.S. companies' relationships with biotechnology providers with relationships with foreign adversaries. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays. Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company, our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions, such as those included in the NDAA. Although the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Powers Act in 2026, the U.S. government has since imposed tariffs under other statutory authorities, including Section 301 of the Trade Act of 1974, which are also subject to legal challenge, and has indicated that it may pursue further tariff actions. We cannot predict the results of the U.S. government's trade negotiations, the outcome of ongoing legal challenges to tariff policies or whether additional tariffs will be imposed. Even if we are able to secure appropriate alternative suppliers in a timely manner, costs for such products or services could increase significantly. Any of these events could adversely affect our results of operations and our business.
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

For example, we will have limited influence and control over the development and commercialization activities of Vertex in the development and commercialization of VX-670 or certain other product candidates. Vertex has announced that it expects to share the interim results of the GALILEO global Phase 1/2 clinical study of VX-670 in people with DM1 in the second half of 2026.Vertex's development and commercialization activities may adversely impact our own efforts. Failure by Vertex to meet its obligations under the Vertex Agreement, to apply sufficient efforts at developing and commercializing collaboration products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations. In addition, to the extent we rely on Vertex to commercialize any products upon obtaining regulatory approval, we may receive less revenue than if we commercialized these products ourselves, which could materially harm our prospects.
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

Currently, patients with DMD are treated with corticosteroids to manage the inflammatory component of the disease. EMFLAZA (deflazacort) is an FDA-approved corticosteroid marketed by PTC Therapeutics, Inc. ("PTC") and AGAMREE (vamorolone) is a novel alternative steroid marketed by Catalyst Pharmaceuticals. Duvyzat (givinostat) is an oral medication marketed by ITF Therapeutics for patients six years of age and older. Duvyzat is a histone deacetylase (HDAC) inhibitor that works by targeting pathogenic processes to reduce inflammation and loss of muscle. There are four FDA-approved (accelerated approval) exon skipping drugs: EXONDYS 51 (eteplirsen), VYONDYS 53 (golodirsen), and AMONDYS 45 (casimersen), which are PMOs approved for the treatment of patients with DMD who are amenable to exon 51, exon 53 and exon 45 skipping, respectively, and are marketed by Sarepta Therapeutics, Inc. ("Sarepta"), and VILTEPSO (viltolarsen), a PMO approved for the treatment of patients with DMD who are amenable to exon 53 skipping, which is marketed by Nippon Shinyaku Co. Ltd ("Nippon"). Sarepta submitted sNDAs in April 2026 seeking conversion of AMONDYS 45 and VYONDYS 53 to full approval (PDUFA of February 28, 2027). Sarepta also markets Elevidys (delandistrogene moxeparvovec-rokl), a gene therapy for the treatment of DMD for ambulatory individuals 4 years of age and older.

Companies focused on developing treatments for DMD that target dystrophin production mechanisms, as does our DMD program, include Nippon, which is in a Phase 2 clinical trial with brogidirsen for patients amenable to exon 44 skipping and with NS-050 in Phase 1/2 clinical trial for patients amenable to exon 50 skipping and NS-051 in pre-clinical stage, PTC with ataluren, a small molecule targeting nonsense mutations which is marketed outside the United States (PTC withdrew the Translarna NDA resubmission in Feb 2026 after FDA feedback), Avidity Biosciences, Inc. ("Avidity"), which is a fully owned subsidiary of Novartis, which filed a BLA seeking accelerated approval for del-zota, an antibody oligonucleotide conjugate for exon 44 (accepted for priority review) in June of 2026 (Novartis is currently running both a managed access program in the United States and a Phase 3 trial ex-US), and has similar programs in preclinical development for patients amenable to exon 45 skipping, which they expect to enter the clinic in 2027, and exon 51 skipping, Wave Life Sciences Ltd., which is clinically evaluating WVE-N531, a splicing clinical candidate that is designed to target exon 53 within the dystrophin gene, Dyne Therapeutics, Inc. ("Dyne"), which is pursuing antibody fragment-oligonucleotide conjugates for exons 44, 45, 51 and 53 (the clinical candidate z-rostudirsen formerly known as DYNE-251 - BLA filed in May 2026 and accepted with Priority Review with a PDUFA of January 21, 2027), BioMarin Pharmaceutical Inc., which is in clinical development with BMN 351 (nivudirsen), an antisense oligonucleotide therapy for exon 51 currently in Phase 1/2, and SQY Therapeutics with SQY 51, an antisense oligonucleotide therapy being evaluated in a Phase 1/2 trial in France (granted Orphan Drug Designation in US). In addition, several companies are developing gene therapies to treat DMD, including Solid Biosciences Inc. (SGT-003), and REGENXBIO (RGX-202). We are also aware of several companies targeting gene editing, such as Precision Biosciences (enrolling a Phase 1/2a open-label trial for ambulatory boys with confirmed mutations within exons 45 through 55 - first participant dosed in August 2026), and non-dystrophin mechanisms for the treatment of DMD, such as Satellos Bioscience Inc., a company developing a small molecule AAK1 inhibitor (Forazapadin) promoting asymmetric muscle stem cell division (in Phase 2 clinical trials) and Capricor Therapeutics has deramiocel (allogeneic cardiosphere-derived cells) in a BLA under review, with a PDUFA date extended to November 22, 2026.

We expect to face competition alongside our partner from existing products and products in development for each of our therapeutic candidates. There are currently no approved therapies to treat the underlying cause of DM1. Therapeutic candidates currently in development to treat DM1 include: tideglusib, a GSK3-ß inhibitor in late-stage clinical development by AMO Pharma Ltd. for the congenital phenotype of DM1; "Del-desiran", an antibody linked siRNA in clinical development by Avidity/Novartis which recently failed to meet its primary endpoint (vHOT) in a Phase 3 clinical trial; Zeleciment Basivarsen, an antibody fragment conjugated to an ASO targeting DM1 protein kinase knockdown in clinical development by Dyne with registrational expansion cohort data expected in the first quarter of 2027; PGN-EDODM1, a linear peptide conjugated to a PMO targeting CUG repeats in clinical development by PepGen, Inc. with 10 mg/kg data expected in the fourth quarter of 2026; an αvβ6 integrin-targeted siRNA conjugate, SRP-1003, targeting DMPK knockdown, which is in development by Sarepta, licensed from Arrowhead Pharmaceuticals, with recently announced preliminary data from its Phase 1/2 clinical trial; a small molecule DT-818 targeting GTG repeats development by Design Therapeutics, Inc. which initiated a Phase 1 MAD trial in 2026; ATX-01 (anti-miR-23b), a clinical-stage DM1 program from ARTHEx in Phase 1/2a; and small molecules interacting with RNA in preclinical development by Expansion Therapeutics, Inc.

We also expect to face competition from several products in clinical and preclinical development for Usher syndrome. The most advanced is ultevursen, which is an exon 13 skipping antisense oligonucleotide therapy in Phase 2b development from Sepul Bio., a business unit of Laboratoires Théa (Phase 2b LUNA enrollment completed July 2026). Nacuity Pharmaceuticals, Inc. has completed a Phase 1/2 clinical trial with NPI-001, which is a small molecule which targets oxidative stress. Reforgene is developing RM-101, a subretinal injection mini-gene AAV-snRNA targeting exon 13 skipping, and has completed an investigator-initiated trial in China and received IND clearance in the US and China. There are also ASO, mini-gene, and other gene editing approaches reported in discovery from several companies.
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

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At a federal level, President Trump reversed some of President Biden's executive orders including rescinding Executive Order 14087 entitled "Lowering Prescription Drug Costs for Americans." On April 15, 2025, the Trump Administration published Executive Order 14273, "Lowering Drug Prices by Once Again Putting Americans First," which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called "pill penalty" under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, "Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients" which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. The Administration has also entered into voluntary most-favored-nation ("MFN")

pricing agreements with over 20 major manufacturers, including commitments relating to Medicaid pricing, new product launches and participation in TrumpRx.gov. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to "take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries." Notably, a similar "Most Favored Nation" pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model ("GLOBE") for Medicare Part B, was finalized in September 2026 and will require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS's spending and eligibility criteria. The final rule excludes certain categories of products and manufacturers, including certain orphan drugs and cell and gene therapies. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs ("GUARD") model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. The GLOBE Model is scheduled to begin in 2027 and may be subject to legal challenges, while GUARD has not yet been finalized. These models, if applicable to products developed by our collaborators, could adversely affect the milestone payments and royalties we may receive under our collaboration arrangements. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid ("GENEROUS") Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

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
We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our preclinical studies and clinical trials, and are subject to laws and regulations governing the privacy and security of such information. The global data protection landscape is rapidly evolving, and we may be affected by or subject to new, amended or existing laws and regulations in the future, including as our operations continue to expand or if we operate in foreign jurisdictions. These laws and regulations may be subject to differing interpretations, which adds to the complexity of processing personal data. Guidance on implementation and compliance practices are often updated or otherwise revised.
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

Furthermore, in addition to comprehensive privacy laws, certain states have enacted laws which focus on certain specific types of information. For example, Washington's My Health My Data Act, which became effective on March 31, 2024, regulates the collection and sharing of health information and has a private right of action, which further increases the relevant compliance risk. A small number of states have also passed similar laws regulating consumer health data. Further, a small number of states, including Texas and Illinois, have passed laws that regulate biometric information. The existence of these laws as well as comprehensive privacy laws in different states in the country make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. State laws are changing rapidly and there have been discussions in the U.S. Congress of a new comprehensive federal data privacy law to which we could become subject, if enacted.
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
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 60% of our outstanding voting stock as of September 30, 2026. These stockholders, acting together, may be able to impact matters requiring stockholder approval. For example, they may be able to impact elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that investors may feel are in their best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with each investor's interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
As a result of our recurring losses from operations and recurring negative cash flows from operations, there is substantial doubt about our ability to continue as a going concern. If we raise additional funds through future collaborations, licenses and other similar arrangements, we may have to relinquish valuable rights to our future revenue streams, research programs, therapeutic candidates or EEV Platform, or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed or on terms acceptable to us, we would be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market therapeutic candidates that we would otherwise prefer to develop and market ourselves. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we cease to be an "emerging growth company" effective as of December 31, 2026, the last day of the fiscal year following the fifth anniversary of the closing of our IPO. Beginning with our Annual Report on Form 10-K for the year ending December 31, 2026, we will no longer be able to take advantage of the exemptions available to emerging growth companies, including the extended transition period for adopting new or revised accounting standards, and we will become subject to additional disclosure and compliance requirements, including holding nonbinding advisory votes on executive compensation. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage, particularly in light of recent cost increases related to coverage. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, as a public company, we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with our second annual report on Form 10-K after we became a public company, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we may be required, for as long as we are an accelerated filer or a large accelerated filer, to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm, beginning with our Annual Report on Form 10-K for the year ending December 31, 2026. Preparing for and obtaining this attestation will require additional costs and management attention, and our independent registered public accounting firm may identify deficiencies in our internal control over financial reporting that we did not identify in our own assessment. To achieve compliance with Section 404, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.
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

Federal agencies in the U.S., including the FDA, the SEC and other comparable regulatory authorities, operate pursuant to annual appropriations and other political and budgetary processes, and may from time to time be subject to continuing resolutions, funding lapses, or other fiscal restraints. The FDA is currently funded through December 11, 2026. The ability of the FDA and other comparable regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, leadership and policy changes, the FDA's or other comparable regulatory authorities' ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA's or other comparable regulatory authorities' ability to perform routine functions. Average review times at the FDA and other comparable regulatory authorities have fluctuated in recent years and may continue to fluctuate as a result of these factors. In addition, government funding of the SEC and other U.S. government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, including executive and congressional priorities, which is inherently fluid and unpredictable. For example, the Trump Administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended September 30, 2026 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").
Recent Sales of Unregistered Equity Securities
None.
Purchase of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2026, none of our officers or directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information.

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
Date: November 5, 2026

ENTRADA THERAPEUTICS, INC.

By:	/s/ Dipal Doshi
Name:	Dipal Doshi
Title:	Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Kory Wentworth
Name:	Kory Wentworth
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)